Form 10-K
period 2004-12-31
Lifeline Systems, Inc.
filed 2005-03-11
CIK 1302676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Commission File Number 0-13617

LIFELINE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	20-1591429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Lawrence Street, Framingham, Massachusetts	01702-8156
(Address of principal executive offices)	(Zip Code)

(508) 988-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.02 par value (including associated Preferred Stock Purchase Rights)

(Title of Class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer    Yes  ☒    No  ☐

As of February 28, 2005, 13,853,640 shares of the Registrant’s Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates of the Registrant (based on the closing price of the Common Stock on the Nasdaq National Market on June 30, 2004) was approximately $288,383,000.

Exhibit index is located on pages 69 through 72 of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2005 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2004.

PART I

ITEM 1. BUSINESS

Our Company

Lifeline Systems, Inc. provides 24-hour personal emergency response monitoring services and related products to subscribers, primarily elderly individuals with medical or age-related conditions, who wish to continue to live independently in their home. We were instrumental in pioneering the industry in 1974 and are the leading provider of these services in the United States and Canada. Our products and services consist principally of a home communicator connected to the telephone and a wireless personal help button which, when activated, initiates an automated digital telephone signal to one of our centralized monitoring facilities. Our monitoring technology platform retrieves the subscriber’s record from our centralized database and routes the call to one of our highly-trained monitoring professionals. Our monitoring professionals follow a prescribed response protocol to quickly assess the nature of the call and provide a prompt, appropriate response in a respectful and compassionate manner, which may consist of contacting local ambulance, police or fire services or family, friends and neighbors.

We also offer to our senior living customers a Lifeline emergency call system, which utilizes our call button pendants, two-way voice or non-voice communicators and software, allowing the facility to locally monitor their residents.

We generate revenue through recurring monthly service fees and from product sales to our customers. Our personal emergency response customers consist of approximately 2,500 community hospitals and other health care providers in the United States and Canada. These customers typically offer our services to their patients and clients, whom we refer to as subscribers, through a co-branded name that demonstrates their affiliation with us. As of December 31, 2004, we were monitoring approximately 423,000 subscribers on our 24-hour centralized monitoring platforms located in Framingham, Massachusetts, Toronto, Ontario and Montreal, Quebec. Approximately 75,000 additional individuals are monitored independently by community hospitals and other health care providers on monitoring platforms purchased from us.

The personal emergency response services, or PERS, industry provides emergency response assistance on a 24-hour basis for seniors and disabled persons who wish to live independently in their home. PERS users wear a personal help button, typically around the neck or on the wrist, which communicates with a two-way, voice-to-voice communications system located in the user’s home, which is connected to a 24-hour monitoring facility. When the personal help button is pressed, a wireless signal is sent from the button to a communicator, which initiates a telephone call from the user’s home to the monitoring facility. A monitor, through speakerphone communications, determines the nature of the call and initiates an appropriate response. A response may consist of contacting one or more of the following: local emergency services, including ambulance, police and fire departments, or family, friends or neighbors. A response may also involve simply assuring subscribers that we are available for them at any time, if needed.

Initially, the PERS industry was primarily an equipment business predicated on selling personal help buttons, communicators and monitoring platforms to community hospitals and other health care providers seeking to operate a local PERS program for their patients. These health care providers established their own sales and marketing activities, purchased the monitoring equipment from the PERS provider and performed all monitoring and administrative tasks. During the 1990’s, spending cutbacks and increased administrative costs, coupled with reduced Medicare and Medicaid reimbursement for hospital services generally, resulted in the inability of many hospitals and health care providers to efficiently manage the growing demand of their PERS programs. This trend created demand among many hospitals and health care providers for outsourced PERS monitoring services. In order to keep pace with this trend, PERS providers were required to make capital expenditures to support these new responsibilities, including establishing centralized monitoring facilities, developing sales, marketing and subscriber service infrastructure and supporting the purchase, installation, refurbishing and maintenance of PERS equipment. Currently, PERS products and services are offered through health care providers or directly to subscribers for a monthly fee, typically paid on a “private pay” basis, in some states, or through Medicaid programs.

Our Products and Services

PERS Service Offerings

Our PERS offerings utilize a home communicator, which is primarily either the Lifeline CarePartner Telephone 9500 with Reminders or Lifeline CarePartner 6700 Communicator, which connects to the telephone line in a subscriber’s home and a wireless personal help button worn by the subscriber around the neck or on the wrist. By pressing the personal help button, the subscriber initiates an automated digital telephone signal to one of our centralized monitoring facilities or, in some cases, a monitoring facility maintained by one of our customers. These calls are answered by a monitoring professional through immediate voice-to-voice communication with the subscriber.

We offer four service offerings allowing our customers to choose their level of financial investment in, and resource commitment to, their Lifeline program. These service offerings are described in the following table:

Offering	Target Customer	Product Description	Services Description	Payor
Lifeline OneSource	• Customer outsources monitoring and administrative services	• Subscriber obtains use of home communicator and personal help button from Lifeline as part of a single monthly fee	• Lifeline provides monitoring service and administers the PERS program	• Subscriber, family caregiver or state Medicaid programs

Lifeline Monitoring Services	• Customer outsources monitoring, but retains administrative services	• Customer purchases home communicator and personal help button from Lifeline	• Lifeline provides monitoring service and customer administers the PERS program	• Health care customer

Lifeline Product and Service Fee	• Customer outsources monitoring, but retains administrative services	• Customer rents home communicator and personal help button from Lifeline	• Lifeline provides monitoring service and customer administers the PERS program	• Health care customer

Lifeline Site Monitoring	• Customer retains monitoring and administrative services	• Customer purchases home communicator, personal help button and monitoring platform from Lifeline	• Customer provides monitoring service and administers the PERS program	• Health care customer

Lifeline OneSource. This is our full-service offering which allows community hospitals and other health care providers that do not have the resources or desire to provide the services and administrative functions associated with a PERS program to offer the complete Lifeline program to their patients and clients. In a Lifeline OneSource offering, we directly provide subscribers with a comprehensive service offering, which includes monitoring and the use of a Lifeline-owned home communicator for a single monthly fee. In addition, we manage the day-to-day administrative tasks of our service for the customer, including managing referrals, sales and marketing efforts, subscriber inquiries, subscriber enrollment, service installation and billing and collections. Our average monthly revenue per Lifeline OneSource subscriber is approximately three times larger than the average monthly revenue per subscriber for our Lifeline Monitoring Service. Lifeline OneSource subscribers pay a single monthly fee directly to us that includes use of the home communicator and the monitoring service.

Lifeline Monitoring Services. This offering provides our customers’ monitoring services for their subscribers through our monitoring facilities, and our customers typically retain all other responsibilities for the operation of the Lifeline program. The customer typically purchases home communicators and personal help buttons from us which it then rents to subscribers. We charge the customer a monthly per-subscriber fee for the monitoring service, which is then passed on by the customer to the subscriber. Monthly fees charged to the subscriber are determined by the individual health care customer.

Lifeline Product and Service Fee. This offering is a variation of our Lifeline Monitoring Services program and is designed for customers that want a convenient way to offer our service, but do not have the funds available to purchase home communicator equipment or replace existing outdated equipment. Under this program, we provide all of the services associated with the Lifeline Monitoring Services offering; however, the home communicator and personal help button are rented, rather than sold, to the customer in exchange for a monthly fee.

Lifeline Site Monitoring. This offering is tailored to customers who choose to monitor their own subscribers locally, rather than through our centralized monitoring facilities. For these customers, we sell monitoring platforms, which consist of one or more personal computers with preloaded software that is designed to answer calls from our home communicators, as well as personal help buttons and home communicators.

Senior Living Offering

Our senior living products are installed in senior living facilities and include the following:

•	an emergency response center, consisting of one or more personal computers with preloaded software, which enables the senior living facility to monitor, perform administrative functions and receive and archive all system activity;

•	monitoring software, which helps the senior living facility administrator manage monitoring activity, including the documentation of events, identification of resident call trends, inventory management and maintenance programs and compliance with Health Insurance Portability and Accountability Act of 1996, or HIPAA, requirements;

•	a speakerphone or telephone with reminder service for installation in residents’ homes or rooms; and

•	other accessories, including body motion activation devices for physically-disabled individuals.

Our senior living offering consists primarily of product sales. We have established a senior living division with a dedicated sales and marketing team, engineering group and technical support and installation organization to implement our senior living strategy.

Centralized Monitoring Facilities

We have two monitoring facilities located in Framingham, Massachusetts to service our U.S. subscribers and monitoring facilities located in Montreal, Quebec and Toronto, Ontario to service our Canadian subscribers. We believe the centralized location of these facilities is critical to our ability to control, review and assess the quality of our monitoring services as well as hire and train monitoring professionals.

Our monitoring facilities utilize a sophisticated, customized and scalable computer and telecommunications hardware and software platform to identify, track, route and respond to subscriber calls. Our technology platform receives incoming calls from our subscribers’ home communicators, matches and retrieves the appropriate subscriber record from our centralized database and routes both the subscriber call and the related record to one of our highly-trained monitoring professionals. Our monitoring capabilities are based on a redundant architecture so as to substantially reduce the likelihood of total system failure and to enable us to efficiently transfer incoming calls to one facility in the event of an interruption of service at another facility. Further redundancy is achieved by equipping each of our monitoring facilities with back-up power generators. We respond to an average call volume of approximately 30,000 calls per day.

Our monitoring platform creates comprehensive call logs and records, providing valuable data, such as the frequency and nature of subscriber calls, as well as the peak times when our call capacity will be most tested. These data allow us to tailor our training programs to those subscriber calls a monitoring professional will most likely receive and develop efficient and effective response protocols. In addition, these data better enable us to manage and staff our monitoring facilities, reducing the likelihood of over-staffing in off-peak hours, resulting in lower labor and overall operating costs of the monitoring facility.

Sales and Marketing

We employ over 200 sales and marketing professionals located at our corporate offices in Framingham, Massachusetts, and at our offices in Toronto, Denver, Houston and Atlanta, as well as out of home offices across the United States and Canada.

Our sales and marketing team trains customers to manage their Lifeline program, develop and implement effective marketing plans, and improve customer service skills and referral market development. Typical marketing plans address the introduction of our services to the prospective customer’s key decision makers and the development of local referral networks of elder care and other service organizations to position our services as part of a continued care plan. Our personnel also provide continuing operational support, ongoing consultation, and program evaluations.

Customers

As of December 31, 2004, our PERS customer base included approximately 2,500 community hospitals, health care providers and other large national organizations serving the needs of seniors, each of which co-brands with us to offer our service directly to subscribers.

In addition, approximately 10% of our services revenue is derived from PERS subscribers whose service is paid for, in full or in part, directly by state Medicaid programs.

As we further expand our senior living division and penetrate that industry, we anticipate our customer base to include increasing numbers of senior and assisted living facilities offering our service directly to their residents. These facilities range in size from smaller, locally-managed group homes, to larger, nationally-managed continuing care retirement communities. As of December 31, 2004, our senior living products were installed in approximately 1,200 senior living facilities throughout the United States and Canada.

Manufacturing and Suppliers

We design, develop, manufacture, assemble and/or customize our own products and software, including our personal help buttons, home communicators, U.S. monitoring software and our products sold to senior living facilities, at our headquarters located in Framingham, Massachusetts. We believe manufacturing our own products and developing our own monitoring software enables us to consistently offer a service meeting rigorous quality and reliability standards. We offer a two-year warranty on our home communicators and a three-year warranty on our personal help buttons.

We also rely on outside vendors for some of our components, including the plastic casings for our home communicators and personal help button, circuit boards, batteries and software applications used in our Lifeline Site Monitoring and senior living offerings. All of our PERS vendors are required to adhere to our rigorous manufacturing quality standards and, from time to time, are subject to onsite inspections from our manufacturing team. Although we believe our components may be purchased from a number of qualified vendors, we may be subject to manufacturing delays if the vendors are unable to provide us with necessary components as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on our business and, in particular, our manufacturing capabilities.

Product Engineering and Development

We design our own equipment, including the home communicators and personal help buttons, at our facility located in Framingham, Massachusetts. Our product engineering and development efforts are primarily focused on developing new products and enhancing existing PERS products, such as improvements to our personal help buttons and increasing the range of communication between our home communicator and personal help button.

In addition, we also focus substantial product engineering and development efforts on our initiatives in the senior living industry. These efforts include integration of our existing technologies with acquired technologies, in particular acquired technologies from March Networks Corporation and Protect Emergency Response Systems.

Product engineering and development expenses were $2,114,000, $1,816,000 and $1,642,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Competition

We are the leading provider of PERS programs in the United States and Canada. As of December 31, 2004, we monitored approximately 423,000 subscribers. We estimate that approximately 25 to 30 companies, operating primarily on a local or regional basis, are providers of PERS products and services competitive with those offered by us. We believe these competitors service, in the aggregate, approximately 400,000 subscribers of a total estimated served subscriber base of 850,000. In addition, there are a number of other companies providing non-PERS monitoring and other related services to their customers. If these or other companies enter the PERS industry, they may have a competitive advantage by having greater financial, sales and marketing, engineering and manufacturing resources, a larger installed base of existing customers and economies of scale not available to us.

We believe the competitive factors our customers and subscribers consider when choosing a PERS provider include the quality of the monitoring service, product performance and reliability, customer support and service, value and reputation and experience in the industry. We believe we compete favorably with regard to each of these factors.

Patents, Licenses and Trademarks

We consider our proprietary know-how with respect to the development and marketing of our PERS products and providing our service to be a valuable asset. We believe continued development of new services and products and the improvement of existing services and products are important in maintaining a competitive advantage.

Although we own numerous patents and patent applications in the United States and Canada, we do not believe our business as a whole is or will be materially dependent upon the protection afforded by our patents.

Our Lifeline trademark and servicemark are registered by the United States Patent and Trademark Office and in some foreign countries. We also have a number of other trademarks for our products.

Government Regulation

Our products have received an equipment authorization from the Federal Communication Commission, or FCC, and comply with FCC regulations pertaining to radio frequency devices (Part 15) connected to the telephone system (Part 68). Our equipment has also been certified by Industry Canada. As new models are developed, they are submitted to appropriate agencies for registration or certification as required. Our services are not required to be licensed under any FCC regulations or the Communications Act in the United States or any Industry Canada regulations or the Radio Communication Act in Canada. We rely on unlicensed spectrum for communications between the personal help button and the home communicator, and communications between the subscriber and the monitoring facility take place over the subscriber’s pre-existing telephone line. Our home communicator products are registered with the Food and Drug Administration or FDA.

In the United States, collection, use and disclosure of individually identifiable health information is regulated under laws such as HIPAA, which impose health care transaction, data privacy and data security regulatory standards and similar state laws. Similarly, federal and provincial laws in Canada regulate our collection, use and disclosure of personal information. As a recipient of reimbursement payments under state government-funded health care programs such as Medicaid, our relationships with health care providers, institutions and other businesses are affected by these programs’ eligibility, coverage and payment policies and are subject to fraud and abuse, anti-referral and anti-kickback laws and regulations. In addition, much of our business is conducted under contractual service arrangements with hospitals and other health care providers that are, in turn, required by HIPAA or other applicable laws or regulations to impose certain privacy, security and transaction requirements through their contracts with us. We continue to invest in our HIPAA-compliant data entry, billing, subscriber management and cash application system, which is fully integrated in our monitoring platform.

Our contracts with government-administered programs may be subject to termination at the election of the government or unilateral changes in coverage policies and payment rates.

Employees

As of December 31, 2004, we had 717 full-time employees and 155 part-time employees. None of our employees is represented by a collective bargaining unit, and we believe our relations with our employees are good.

Backlog/Seasonality

Because of the nature of the industry in which we operate, we endeavor to minimize the time that elapses from the receipt of a purchase order to the date of delivery of our products and services. Accordingly, our backlog as of the end of any period represents only a small portion of our expected sales for the succeeding period and is not significant in understanding our business. We do not believe the industry in which we operate is seasonal.

General

Our wholly-owned subsidiary, Lifeline Systems Company, was organized in Massachusetts in 1974. In December 2004 we completed an internal corporate reorganization for purposes of creating a holding company structure. As a result, holders of the common stock of Lifeline Systems Company exchanged their shares for shares of our common stock. Our principal offices are located at 111 Lawrence Street, Framingham, Massachusetts 01702. Our corporate Internet address is www.lifelinesys.com and copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available through our website, free of charge, as soon as reasonably practicable following our electronic filing or furnishing of such materials to the Securities and Exchange Commission.

MANAGEMENT

The following table lists our current directors and executive officers:

Name	Age	Position
L. Dennis Shapiro (1)(2)(4)	71	Chairman of the Board
Ronald Feinstein	58	President, Chief Executive Officer and Director
Everett N. Baldwin (1)(4)	72	Director
S. Ward Casscells, III, M.D. (4)	52	Director
Ellen Feingold (2)(3)(4)	74	Director
Joseph E. Kasputys (2)(3)(4)	68	Director
Carolyn C. Roberts (1)(4)	65	Director
Gordon C. Vineyard, M.D. (1)(4)	68	Director
Ellen R. Berezin	55	Vice President, Human Resources
Mark G. Beucler	39	Vice President, Finance, Chief Financial Officer and Treasurer
Edward M. Bolesky	58	Senior Vice President, Customer Care
Richard M. Reich	57	Senior Vice President and Chief Information Officer
Donald G. Strange	58	Senior Vice President, Sales
Leonard E. Wechsler	47	President, Lifeline Systems Canada and Vice President, Lifeline Systems

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Stock Option Plans Committee.
(4)	Member of the Nominating and Corporate Governance Committee.

Mr. Shapiro has been chairman of the board of Lifeline Systems since 1978 and was chief executive officer and treasurer of Lifeline Systems from 1978 through December 1988.

Mr. Feinstein has been president and chief executive officer of Lifeline Systems since January 1993. From August 1992 to January 1993, Mr. Feinstein served as executive vice president and chief operating officer of Lifeline Systems. He has served as a director of Lifeline Systems since 1985.

Mr. Baldwin has served as a director of Lifeline Systems since 1991. Mr. Baldwin served as president and chief executive officer of Welch Foods, Inc. from August 1982 to August 1995, and as a director of Welch Foods from August 1982 to December 1995. Mr. Baldwin retired from Welch Foods in 1995.

Dr. Casscells has served as a director of Lifeline Systems since 2002. Dr. Casscells has served as vice president for biotechnology and a professor of public health at the University of Texas Health Science Center at Houston since 2001 and 2002, respectively, and has held the John Edward Tyson Distinguished Professorship of Medicine since 2000. From 1993 to 2001, he was the specialist in cardiovascular medicine and chief of cardiology at the University of Texas.

Ms. Feingold has served as a director of Lifeline Systems since 2003. Ms. Feingold has been president of Boston-based Jewish Community Housing for the Elderly since 1981. Ms. Feingold has served in a number of appointed and elected positions, most recently appointed as co-chair of the U.S. Commission on Affordable Housing and Health Facility Needs for Seniors in the 21st Century.

Mr. Kasputys has served as a director of Lifeline Systems since 1985. Mr. Kasputys founded and has been chairman, president and chief executive officer of Global Insight, Inc. since March 2001. Through its acquired companies, Global Insight provides economic and financial information and forecasts to clients in government, finance and industry. Prior to that, Mr. Kasputys was chairman of Thomson Financial, a two billion dollar division of The Thomson Corporation, from September 2000 to December 2000. He was chairman, president and chief executive officer of Primark Corporation, an international company traded on the NYSE primarily engaged in the information industry, from June 1987 to September 2000, when Primark Corporation was acquired by The Thomson Corporation.

Ms. Roberts has served as a director of Lifeline Systems since 1994. Ms. Roberts has served as president of Connors/Roberts Associates, a health care management consulting firm, since June 2004, where she also served as secretary and treasurer from July 2000 to June 2004. In addition, Ms. Roberts has served as chief executive officer emerita of Copley Health Systems, Inc., a health services provider, since October 2000, where she also served as president and chief executive officer from 1982 to October 2000. Ms. Roberts has served as a Health Policy Advisor for Senator James Jeffords of Vermont and a consultant to the Joint Commission for Health Care Accreditation on whose Board of Commissioners she served from 1996 through 2002, during which time she also served on the board of directors of Joint Commission Resources and Joint Commission International. Ms. Roberts served on the board of trustees of the American Hospital Association from 1990 to 1997, was chair of the Board in 1994 and, from 1991 to 1996, was a member of its executive committee.

Dr. Vineyard has served as a director of Lifeline Systems since 1985. Dr. Vineyard retired from active medical practice in March 2000 and currently serves as president and chairman of the Board of Massachusetts Health Data Consortium. He served as the surgeon-in-chief of Harvard Vanguard Medical Associates and director of Surgical Specialties and Radiology from 1991 to May 1999 when he became interim chief executive officer. Dr. Vineyard was chief of surgery of Harvard Vanguard Medical Associates from 1980 to 1991. He was also associate clinical professor of surgery at the Harvard Medical School.

Ms. Berezin joined Lifeline Systems in March 2001 as vice president, human resources. From July 1997 to March 2001, Ms. Berezin worked at Harvard Vanguard Medical Associates, a physician group practice based in Massachusetts, where she served as vice president, human resources. From November 1995 to June 1997, Ms. Berezin was vice president of Healthsource Massachusetts, a New Hampshire-based HMO.

Mr. Beucler joined Lifeline Systems as vice president, finance and corporate controller in April 2002 and became vice president, finance, chief financial officer and treasurer in May 2003. Before joining Lifeline Systems, Mr. Beucler served as senior vice president, corporate controller for Thomson Financial. He joined Thomson Financial in 2000 when The Thompson Corporation, the parent company of Thompson Financial, acquired Primark Corporation, a publicly held NYSE-listed company where he served as corporate controller since January 1998 and as director of finance from 1997 to January 1998. From 1995 through 1997, Mr. Beucler was with The Gillette Company. Mr. Beucler is a certified public accountant and previously was an audit manager at Deloitte and Touche.

Mr. Bolesky has been senior vice president, customer care since joining Lifeline Systems in May 2002. Prior to joining Lifeline Systems, Mr. Bolesky worked for 20 years at New England Business Service, Inc., or NEBS, an international direct marketing and manufacturing organization serving small business customers with printed checks and forms, personalized apparel, retail and shipping supplies and payroll services. Mr. Bolesky held a variety of positions at NEBS, most recently as senior vice president/president-NEBS direct marketing.

Mr. Reich has been the senior vice president, chief information officer of Lifeline Systems since June 2000. He became vice president, chief information officer in September 1999. He had been vice president, technology and advanced services since August 1994. From June 1990 to August 1994, Mr. Reich had served as vice president, product planning and development. He had held the position of vice president, engineering when he joined Lifeline Systems in April 1986.

Mr. Strange has been senior vice president, sales of Lifeline Systems since June 2000. He was vice president, sales and marketing from December 1996 to June 2000. He joined Lifeline Systems in February 1993 as vice president, sales.

Mr. Wechsler has been president of Lifeline Systems Canada and vice president of Lifeline Systems since September 2000. He joined Lifeline Systems in July 1996 as president of Lifeline Systems Canada when Lifeline Systems purchased CareTel, Inc. CareTel provided monitoring services similar to those offered by Lifeline Systems.

ITEM 2. Properties

Our corporate headquarters is located in Framingham, Massachusetts and consists of an 84,000 square foot facility. This facility houses our management team as well as our primary monitoring center for U.S.-based subscribers. We lease this facility under a fifteen-year lease expiring in 2013, with two five-year renewal options. Our average base rental payments under this lease are approximately $941,000 per year.

We lease a second facility in Framingham, Massachusetts, consisting of 35,000 square feet, which houses our second U.S. monitoring facility, some of our marketing personnel, and the Lifeline Learning and Development Center. Our lease expires in 2012 and has two five-year renewal options. Our average base rental payments under this lease are approximately $251,000 per year.

We also lease facilities in other locations to support our field and Canadian operations.

ITEM 3. Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

We held a special meeting of shareholders on December 8, 2004 to approve an agreement and plan of share exchange for purposes of creating a holding company structure. Shareholders approved the agreement and plan of share exchange. Shareholders representing a total of 9,853,016 shares of common stock voted in favor of the proposal, holders of 1,923,758 shares of common stock voted against the proposal and holders of 54,600 shares of common stock abstained from voting.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “LIFE.” On February 28, 2005, we had 471 registered shareholders.

The following table sets forth the high and low sales prices of our common stock for each quarter during the last two full fiscal years, as adjusted to reflect a two-for-one stock split, in the form of a stock dividend of one additional share for each share held, effected by us on December 17, 2003:

		High	Low
2004	First Quarter	$21.58	$16.53
	Second Quarter	24.40	18.50
	Third Quarter	24.98	18.76
	Fourth Quarter	29.16	21.50

2003	First Quarter	$11.11	$9.66
	Second Quarter	14.51	10.10
	Third Quarter	16.45	13.34
	Fourth Quarter	20.35	15.76

During the periods presented, we have not paid or declared any cash dividends on our common stock. While the payment of dividends is within the discretion of our Board of Directors, we presently expect to retain all of our earnings for use in financing our future growth.

ITEM 6. Selected Financial Data

	Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
OPERATING RESULTS

Total revenues	$130,549	$116,159	$105,008	$96,560	$81,489
Income from operations	19,098	16,870	13,571	10,561	5,031
Income before income taxes	19,555	17,098	13,550	10,223	5,304
Net income	12,499	10,259	8,130	6,320	3,185
Net income per share, diluted	$0.88	$0.76	$0.60	$0.49	$0.26
Diluted weighted average shares outstanding	14,160	13,539	13,450	12,962	12,446

FINANCIAL POSITION[1]
	December 31,
	2004	2003	2002	2001	2000
Working capital	$48,056	$33,496	$19,548	$15,018	$9,994
Total assets	129,048	101,467	83,660	76,989	64,528
Long-term obligations[2]	3,270	1,004	6	5,000	2,701
Stockholders’ equity	97,741	79,226	62,793	52,209	43,385

[1]	There were no cash dividends paid or declared during any of the periods presented.
[2]	Excludes current portion of long-term obligations related to the assignment of our lease portfolio. See Note D to the Consolidated Financial Statements included in Item 8 below.

All share and per share amounts have been adjusted to reflect a two-for-one stock split, in the form of a stock dividend of one additional shares for each share held, effected by us on December 17, 2003.

ITEM 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to, among other things, our future revenues, operating income, or earnings per share. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that may cause our actual results to vary materially from those forecast or projected in any such forward-looking statement. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” Our failure to successfully address any of these factors could have a material adverse effect on our future results of operations.

Executive Overview

We provide 24-hour personal emergency response monitoring services and related products to subscribers, primarily elderly individuals with medical or age-related conditions, who wish to continue to live independently in their home. We were instrumental in pioneering the PERS industry with our inception in 1974 and have been the leading provider of PERS products and services for the past 30 years. Initially, we were primarily an equipment business predicated on selling PERS products to community hospitals and other health care providers seeking to operate local PERS programs for their patients. Due to industry trends primarily relating to economic pressures on these hospitals to reduce costs, our business evolved into primarily a services-based business, providing packaged PERS products and monitoring services.

Our PERS products and services consist principally of a home communicator connected to the telephone and a wireless personal help button which, when activated, initiates an automated digital telephone signal to one of our centralized monitoring facilities. Our monitoring technology platform retrieves the subscriber’s record from our centralized database and routes the call to one of our highly-trained monitoring professionals. Our monitoring professionals follow a prescribed response protocol to quickly assess the nature of the call through immediate two-way, voice-to-voice communication and provide a prompt, appropriate response in a respectful and compassionate manner. This response may consist of contacting local ambulance, police or fire services or family, friends and neighbors. As of December 31, 2004, we monitored approximately 423,000 PERS subscribers in the United States and Canada. Approximately 75,000 additional individuals are monitored independently by hospitals and other health care providers on monitoring platforms purchased from us.

In 2003, we formed our senior living division to provide complementary PERS products to assisted living and other senior living facilities as a replacement for, or upgrade from, existing emergency call systems. We believe our senior living products are superior to existing call systems in these facilities, which are typically operated by a pull-cord and do not allow for immediate two-way, voice-to-voice communication. Our senior living products include a personal help button, home communicator and monitoring platform with preloaded, customized monitoring software for use by the facility. As of December 31, 2004, our senior living products were installed in approximately 1200 senior living facilities in 40 states, which monitored approximately 100,000 residents.

We generate revenue through recurring monthly fees by billing subscribers or their families who receive our Lifeline OneSource offering, or by billing customers that outsource their monitoring activities to us. In addition, we generate revenue from product sales in connection with our other PERS offerings, as well as product sales to senior living facilities. We typically receive payment for our products and services from our health care provider customers or, in some instances, directly from the subscriber or state Medicaid programs. Our PERS offerings are generally “private pay” offerings and are not covered by private insurance or federal Medicare programs.

Historically, we have grown our PERS business through sales and marketing efforts focused on educating health care professionals about the benefits of PERS programs to their organizations and the patients they serve. In addition, we have grown our subscriber base by acquiring other PERS providers, some of which were former customers. We are growing our senior living division through direct sales and marketing efforts and strategic acquisitions of products and technology. In July 2003, we acquired the emergency response systems business unit of March Networks Corporation and, in June 2004, we acquired Protect Emergency Response Systems. We plan to continually evaluate potential acquisition candidates that fit within our growth strategy.

RESULTS OF OPERATIONS

2004 Compared with 2003

Total revenues for the year ended December 31, 2004 increased approximately 12% to $130.5 million, from $116.2 million recorded in 2003.

Services Revenue

We continued to increase our services revenues, which we consider a key metric of our performance. Services revenues increased approximately 14% to $103.2 million for the year ended December 31, 2004 compared to $90.7 million for the year ended December 31, 2003. The increase in our services revenues is mainly a result of the growth of our monitored subscriber base by 10% to approximately 423,000 subscribers as of December 31, 2004 from approximately 386,000 subscribers as of December 31, 2003 and our continued success acquiring the Lifeline programs of our customers and transitioning the subscribers to our higher revenue producing service offering, Lifeline OneSource (“OneSource”).

Our ability to sustain this level of services revenue growth depends on our ability to continue with enhancements in service delivery, retain subscribers for longer periods of time, develop and implement strategies to increase the revenue each subscriber generates, expand the market for our personal response services and focus on health care channel initiatives to help our customers grow their subscriber base. We believe that the high quality of our services, quality of our equipment and our commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting our growth objective.

Net Product Sales

We experienced a 10% increase in net product sales to $26.5 million for the year ended December 31, 2004, from $24.2 million in the prior year. The increase is primarily attributable to the 67% growth in product revenue we generated from our senior living initiative, principally representing sales of wireless emergency call systems for the senior living industry following our acquisition of suppliers of these systems in June 2004 and July 2003. These results more than offset our anticipated decline in our product sales of the PERS products. We believe that sales to our senior living customers may continue to mitigate or exceed some of the otherwise expected decline in PERS equipment sales in periods subsequent to December 31, 2004.

Finance Income

Finance income, representing income earned from our portfolio of sales-type leases decreased 33% to $0.9 million for the year ended December 31, 2004 as compared to $1.3 million for the year ended December 31, 2003.

In December 2003, we entered into a program agreement with a third party to underwrite new equipment leases for customers of our senior living division and our PERS equipment business. In the initial transaction under this agreement, we assigned approximately $1.5 million of our lease-portfolio net investment to the third party for approximately $1.6 million in cash. The net investment of the assigned portfolio remains with us with an offsetting liability which will be amortized over the remaining terms of the leases, as paid. We also recorded deferred finance income on the assignment that will be recognized as part of finance income as the leases expire.

In December 2004, we entered into a second agreement to assign our remaining $4.0 million lease-portfolio net investment to the aforementioned third party for approximately $4.0 million in cash. Similar to the December 2003 transaction, the net investment of the assigned portfolio remains with us with an offsetting liability which will be amortized over the remaining terms of the leases, as paid. We also recorded deferred finance income on the assignment that will be recognized as part of finance income as the leases expire.

With the program agreement with the third party, by which the third party will underwrite future leases for our customers, we expect finance income to decline in future periods.

Cost of Services

We believe that service gross margin (service revenue less cost of services) is a key factor of our profitability. We have focused on continued improvement in our service gross margin in part by undertaking cost reduction initiatives. These initiatives include improved productivity in our monitoring facilities, greater efficiency of subscriber enrollment and leveraging the capabilities of our CareSystem monitoring platform.

Cost of services, as a percentage of service revenues, improved 4% to 48% for the year ended December 31, 2004 from 52% for the year ended December 31, 2003. On a dollar basis, cost of services increased by approximately $1.8 million for the year ended December 31, 2004 as compared to the prior year due to the following factors: 1) the growth in the number of subscribers serviced under our OneSource offering resulted in an increase in related expenses such as depreciation of Company-owned home communicators rented to OneSource subscribers, certain operational costs including data entry, customer service, sales and support and certain integration costs associated with an acquisition of a small regional service provider; and 2) our costs incurred from a full year of operations of our second U.S. monitoring facility increased approximately 55% and included such items as depreciation of leasehold improvements and other fixed assets associated with the facility. We have been successful in leveraging these increased costs as evidenced by the improvement in our service margins and we expect to continue with our service gross margin initiatives in periods subsequent to 2004.

Cost of Product Sales

For the year ended December 31, 2004, cost of product sales, as a percentage of net product sales, was 35% as compared to 33% for the year ended December 31, 2003. The percentage increase was mainly due to increased sales of wireless emergency call systems to senior living facilities following our acquisition of suppliers of these systems in June 2004 and July 2003. Since the products associated with these sales have higher costs as a percentage of product sales than our PERS product sales, we expect that we may experience an increase in cost of product sales as a percentage of net product sales for the year ending December 31, 2005 as we continue with our senior living initiative.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses were 39% of total revenues for the years ended December 31, 2004 compared to 37% for the year ended December 31, 2003, and equated to a dollar increase of approximately $8.0 million to $50.9 million for the year ended December 31, 2004.

Costs incurred for our compliance efforts with the Sarbanes-Oxley Act of 2002 and costs for our holding company reorganization contributed over $1.0 million towards the increase. Increased expenses for our senior living initiative, including approximately $1.2 million of incremental operational costs associated with our June 2004 acquisition, also contributed to the increase. We incurred approximately $1.5 million of increased expenditures associated with our business and marketing initiatives, including the ongoing investment in our health care direct marketing campaign and costs associated with the introduction of a new communicator in the second quarter of 2004. We experienced increased information technology costs related to these business and marketing initiatives, including additional personnel and higher maintenance and licensing fees for our computer systems. We expect that SG&A expenses as a percentage of total revenues will remain constant or may increase as a percentage of total revenues for 2005 as we continue with our business initiatives.

Research and Development Expenses

Research and development expenses represented approximately 2% of our total revenues in 2004 and 2003. Research and development efforts are focused on ongoing product improvements and developments, such as our new communicator introduced in the second quarter of 2004. We expect to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

Non-Recurring Item

On May 1, 2003, we reached an agreement with one of our former vendors related to our previously announced erroneous low-battery signal in some of our personal help buttons. The vendor paid us $0.7 million in exchange for a mutual release of claims, and we recorded this settlement as an other non-recurring item. The payment reimbursed us for some of the costs we incurred in addressing this matter.

Taxes

Our effective tax rate was 36% for the year ended December 31, 2004 as compared to 40% for the year ended December 31, 2003. The lower effective tax rate was primarily due to holding company reorganization, which contributed a 3.5% reduction in our effective tax rate for the year ended December 31, 2004. We expect our normalized effective tax rate, as a result of transforming our primary business into a Massachusetts business trust, to be approximately 39% in 2005, compared with 41% if we had not reorganized.

We are currently under state income tax audit or inquiries for prior tax years. We believe that we have provided sufficiently for all additional tax exposures. A favorable settlement of these matters may result in a reduction of future tax provisions, which could be significant. Any such benefit would be recorded upon final resolution with the related taxing authorities.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”) into law. We have reviewed the Act and determined it will not have a material impact on our financial statements.

2003 Compared with 2002

Total revenues for the year ended December 31, 2003 increased approximately 11% to $116.2 million, from $105.0 million recorded in 2002.

Services Revenue

Services revenue increased by approximately 16% to $90.7 million for the year ended December 31, 2003 compared to $78.0 million for the prior year. The increase in our services revenues, which represented approximately 78% of total revenues for the year ended December 31, 2003, up from 74% for the prior year, was a result of our pricing strategies, the organic growth we experienced in our monitored subscriber base and the conversion of hospital programs to our higher revenue service offerings, such as our Lifeline OneSource offering. These strategies enabled us to grow our monitored subscriber base by just under 6% to approximately 386,000 subscribers at December 31, 2003 from approximately 366,000 subscribers at December 31, 2002.

Net Product Sales

We experienced an anticipated decrease in net product sales of 6% to $24.2 million for the year ended December 31, 2003, from $25.6 million in the prior year. The expected decline was a result of a lower volume of home communicator sales by us to our hospital channel for the year ended December 31, 2003 as compared to the year ended December 31, 2002, which reflected the continuing trend of our health care channel to convert to our Lifeline OneSource offering. Many of our hospital customers also experienced capital constraints, which limited their ability to purchase new home communicators. This decline in volume was mitigated in part by growth we experienced with sales to our senior living facility customers as a result of our senior living focus in 2003.

Finance Income

Finance income, representing income earned from our portfolio of sales-type leases, decreased 6% to $1.3 million for the year ended December 31, 2003 as compared to $1.4 million for the year ended December 31, 2002.

In December 2003, we entered into a program agreement with a third party to underwrite new equipment leases for customers of our senior living division and our PERS equipment business. In the initial transaction under this agreement, we assigned approximately $1.5 million of our lease-portfolio net investment to the third party for approximately $1.6 million in cash. The net investment of the assigned portfolio remained with us with an offsetting liability which is being amortized over the remaining terms of the leases, as paid. We also recorded deferred finance income on the assignment that is being recognized as part of finance income as the leases expire.

Cost of Services

Cost of services, as a percentage of services revenues, improved 3% to 52% for the year ended December 31, 2003 from 55% for the year ended December 31, 2002. On a dollar basis, cost of services increased by approximately $4.3 million for the year ended December 31, 2003 as compared to the prior year. The increase was partially attributable to expenditures associated with our new back-up U.S. monitoring facility, including rent and building operating costs that we did not incur during 2002. Also, the growth in the number of subscribers serviced under our Lifeline OneSource offering resulted in an increase in related expenses such as depreciation of the cost of home communicators provided to Lifeline OneSource subscribers and certain operational costs including data entry, customer service and information technology operations.

Cost of Product Sales

For the year ended December 31, 2003 cost of product sales, as a percentage of net product sales, was 33% as compared to 32% for the year ended December 31, 2002. The percentage increase was mainly due to increased sales of emergency call systems to senior living facilities following our acquisition of a supplier of these systems in July 2003. The products associated with these sales had higher costs as percentages of product sales than our PERS product sales.

Selling, General and Administrative Expenses

SG&A expenses were 37% of total revenues for the years ended December 31, 2003 and 2002, despite a dollar increase of approximately $4.3 million to $42.9 million for the year ended December 31, 2003. The percentage consistency was attributed to growth in our year-over-year revenues coupled with our focus on controlling SG&A expenses.

We incurred increased expenditures associated with the first full year of our direct marketing campaigns and other marketing initiatives. We also continued to experience the impact of increases in insurance and health care benefit costs as we did in 2002. For 2003, we incurred increased expenses in support of our senior living initiative, as well as operational costs associated with our July 2003 senior living acquisition.

During 2002, we were audited by Revenue Canada asserting deficiencies in goods and services tax and sales tax for our 1993 to 1999 tax years. In 2002, we paid an assessment of CAN$523,000 (approximately US$333,000 based on exchange rates at December 31, 2002). During 2003, we successfully appealed the assessment and, in May 2003, we received a refund of approximately CAN$386,000 (approximately US$290,000 based on exchange rates at December 31, 2003) as a result of the successful appeal. We recorded this refund in SG&A expenses.

Research and Development Expenses

Research and development expenses represented approximately 2% of total revenues in 2003 and 2002. Research and development efforts were focused on ongoing product improvements and developments.

Non-Recurring Item

On May 1, 2003, we reached an agreement with one of our former vendors related to our previously announced erroneous low-battery signal in some of our personal help buttons. The vendor paid us $0.7 million in exchange for a mutual release of claims, and we recorded this settlement as an other non-recurring item. The payment reimburses us for some of the costs we incurred in addressing this matter.

Taxes

Our effective tax rate was 40% for the years ended December 31, 2003 and 2002. Our relatively high effective tax rate is mainly a result of our improved operating income performance, which is taxed at a higher rate.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2004, our portfolio of cash and cash equivalents increased approximately $21.1 million to $42.4 million from $21.4 million at December 31, 2003. The majority of the increase is a direct result of cash provided by operating activities of $35.1 million, resulting from the growth in our profitability coupled with an increase of approximately $5.4 million in cash primarily as a result of the timing of income tax payments and/or potential refunds. We experienced an improvement in our inventory turns, which resulted in a $1.5 million reduction of our inventory balance. In addition to proceeds provided by operating activities, proceeds from stock option exercises of $5.4 million and cash received of $4.0 million for the assignment of our remaining lease portfolio to a third party also contributed to the increase.

Offsetting these increases was approximately $9.9 million used for purchases of property and equipment in the ordinary course of business, including approximately $5.8 million for Company–owned equipment rented to customers and subscribers under our OneSource and Product and Service Fee (“PSF”) offerings. We also spent a total of $8.9 million during 2004 of which $0.6 million was spent for provider agreements for Lifeline Monitoring Services (“LMS”) and PSF offerings and $8.3 million was spent for business acquisitions, including the acquisition of a supplier of wireless emergency call systems for the senior living industry, the acquisition of regional service providers and acquisitions of Lifeline OneSource businesses.

We have a $30.0 million credit facility with Citizens Bank of Massachusetts that expires in July 2007. This revolving agreement matures in July 2007 and, as of December 31, 2004, we did not have any debt outstanding under this facility.

The following table summarizes our existing contractual obligations as of December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter (1)
Contractual Obligations (2):

Operating leases	$1,716	$1,630	$1,544	$1,502	$1,590	$5,872

Total Obligations	$1,716	$1,630	$1,544	$1,502	$1,590	$5,872

(1)	The majority of this amount represents contractual obligations on our corporate facility lease through 2013 and our second U.S. monitoring facility through 2012.
(2)	The table does not include the line of credit, for up to $30.0 million, which matures in July 2007 and under which no amounts were outstanding at December 31, 2004, or certain earnout provisions for our July 2003 and June 2004 acquisitions, which are payable over three years.

We expect that funding requirements for operations and future growth are expected to be met primarily from operating cash flow, existing cash and short-term investment balances and, if necessary, our line of credit. We expect these sources will be sufficient to finance our operating cash needs through the next twelve months. These needs include continued investments in our response center platform and our back-up U.S. monitoring facility and other investments in support of our current business and potential acquisitions. We may also consider alternative financing vehicles, including potential equity issuances.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified the following accounting policies as critical to understanding the preparation of our consolidated financial statements and results of operations.

Revenue Recognition

We record monitoring service revenue in the month service is provided under our OneSource, PSF and LMS service offerings. Under the OneSource and PSF offerings, the monitoring service can be cancelled without penalty at any time by the subscriber and no product revenue is recognized because the subscriber does not acquire title to any product. However, customers who choose our LMS service offering purchase the home communicators from us which the customer then provides to its subscribers. In this instance, we record product revenue upon shipment, as title to the equipment passes to the customer at that time.

Under our LMS and PSF offerings, we charge the customer a nominal fee for one-time administrative set up and data entry of new subscribers. Under our OneSource offering, we charge subscribers a nominal fee for installation of the personal response devices, including a one-time administrative set-up fee for data entry of the new subscribers. Since incremental direct costs related to the installation and administrative tasks associated with new subscribers exceed installation and one-time administrative set-up revenue, we expense these costs in the period incurred. We review our installation and one-time administrative set-up revenue quarterly and have not experienced situations where this revenue exceeds incremental direct costs.

We also record deferred revenue. A portion of our deferred revenue relates to situations where we contract with our customers to install our personal response products in their facilities (i.e., senior living customers). Rather than record product revenue upon shipment, we defer our product revenue until the installation of the equipment is complete. We also record deferred revenue related to billings to customers for annual service contracts for which revenue has not been recognized because the service has not yet been provided. Service contract revenues are recognized ratably over the contractual period.

While we do not have a specific right of return policy, we do record a provision for an estimated amount of future returns based on historical experience. Such returns have historically been immaterial to our total product revenue, and we do not foresee any change that would have a material adverse impact on our operating results.

Goodwill and intangible assets

Acquisition accounting requires extensive use of estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The cost of acquisitions is allocated first to their identifiable tangible assets based on estimated fair values at the date of acquisition. Costs are then allocated to identifiable intangible assets and are amortized on a straight-line basis over the estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

During the year ended December 31, 2004, we entered into a variety of LMS and PSF provider agreements and purchased several OneSource businesses. We used accounting estimates and judgments to determine the fair value of assets and liabilities, if any. We did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting for these arrangements; however, we did record intangible assets related to the specific arrangements and we are amortizing these costs over the expected lives of the identified intangible assets, which range from five to 15 years. Any change in assumptions could either result in a decrease or increase in the estimated life. A decrease in estimated life would reduce our net income and an increase in estimated life would increase our net income.

During the year ended December 31, 2004, we acquired several regional service providers and one supplier of wireless emergency call systems for the senior living industry. We completed the purchase price allocation for two regional service providers during 2004 and, accordingly, we recorded approximately $0.5 million of goodwill and $2.8 million of other intangible assets, the majority of which we will amortize over an estimated life of 15 years. In accordance with our assessment of the fair value of assets acquired from our July 2003 senior living acquisition, we recorded approximately $0.3 million of additional goodwill as a result of a payment for certain earnout provisions associated with the agreement.

In measuring whether goodwill or other intangible assets are impaired, we use an estimate of our future undiscounted net cash flows of the business over the estimated remaining life. If our expectation of future undiscounted net cash flows indicates an impairment, we would write down the appropriate assets to their estimated realizable values, based on discounted cash flows.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We estimate the allowance based upon historical collection experience, analysis of accounts receivable by aging categories, customer credit quality and analytics. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Based on our experience, we have historically maintained reasonable estimates of our allowance for doubtful accounts.

Inventories

We value our inventories at the lower of cost or market, as determined by the first-in, first-out method. We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory based upon our estimated forecast of product demand. If actual future demand is less than the projections made by management, then additional provisions may be required. Based on our experience, we have historically maintained reasonable provisions for our inventory.

Warranty

Our products are generally under warranty against defects in material and workmanship. We provide an accrual for estimated warranty costs at the time of sale of the related products based upon historical return rates and repair costs at the time of the sale. A significant increase in product return rates could have a material adverse effect on our results of operations. Based on our experience, we have historically adequately provided for our warranty accrual.

Net investment in sales-type leases

We considered the requirements of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) when considering the accounting treatment associated with the assignment of approximately $4.0 million of our lease-portfolio net investment to a third party. Paragraph 9 of SFAS 140 outlines the conditions that are required to be met for specific accounting treatment to be applied to this assignment. Similar to the assignment of $1.5 million of our lease-portfolio net investment in December 2003, we concluded that the appropriate accounting treatment was for the net investment of the assigned portfolio to remain on our books with an offsetting liability which will be amortized over the remaining terms of the leases. We also recorded deferred finance income on the assignment that will be recognized as part of finance income as the leases expire.

Taxes

We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are currently under state income tax audit or inquiries for prior tax years. We believe that we have provided sufficiently for all additional tax exposures. A favorable settlement of these matters may result in a reduction of future tax provisions, which could be significant. Any such benefit would be recorded upon final resolution with the related taxing authorities.

NEWLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95 “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. Early adoption is permitted. We are currently completing our evaluation of the adoption of SFAS 123R and the impact that this statement will have on our results of operations.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. We are in the process of evaluating the impact of SFAS 151 and do not believe the adoption of the standard will have a material impact on us upon adoption in fiscal 2006.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

If our recent marketing initiatives are not effective, we may not grow as we anticipate.

We have recently launched a number of marketing initiatives to increase our service and other revenue, including a direct marketing campaign directed at health care providers likely to refer our services to their patients, a direct-to-subscriber campaign to target caregivers as purchasers of our service on behalf of their parents and other relatives, and a recent initiative focused on the senior living industry. We have allocated, and expect to continue to allocate, significant resources and capital expenditures to support these efforts and anticipate that our future growth will depend, in part, on the success of these initiatives. If these marketing efforts are unsuccessful, we may not grow as anticipated, or at all, and our results of operations may be harmed.

If our customers do not successfully manage and grow their local Lifeline programs, or if we are unable to maintain and build these customer relationships, the distribution of our products and services will be materially and adversely affected and we could experience decreased sales or slower than expected growth in revenues.

We rely primarily on community hospitals and other health care providers to sell and distribute our products and services to subscribers. These customers may not seek to grow their Lifeline subscriber bases as actively as we might if we were selling our service directly to subscribers due to their limited resources or because our customers, which are often non-profit institutions, may have reasons for implementing a Lifeline program that could be different from ours. Limited or ineffective marketing of our products and services by our customers could lead to decreased sales or slower than expected growth in revenues.

If we fail to maintain our leadership position in the PERS industry, our sales and competitive position will suffer and our results of operations will be harmed.

Our future success will depend in large part on our ability to maintain our leadership position in the PERS industry. We must continue to enhance our current product and service offerings, achieve greater market penetration among our target subscribers and expand into complementary businesses such as the senior living industry. If we fail in these endeavors, our revenues may not grow as we anticipate or may decline.

Our future growth is dependent, in part, on acquiring other PERS providers and businesses strategic to us. If we are unable to identify and acquire suitable acquisition candidates, our future growth may be curtailed.

One of our principal growth strategies is to expand our business through acquisitions of PERS providers and other complementary businesses that we believe are strategic, such as businesses providing products and services to the senior living industry. If we are unable to continue to identify, attract and close future acquisitions, our growth may slow, and our subscriber base and revenues may decline. In addition, negotiations for acquisitions could result in significant diversion of management time, as well as substantial out-of-pocket costs.

If we acquire other businesses, we may be unable to effectively integrate them with our business, or we may not realize the anticipated financial and strategic goals for any such transactions.

Even if we are successful in identifying and acquiring businesses strategic to us, these activities involve a number of risks, including:

•	we may find the acquired business does not further our business strategy, that we overpaid for the company or the economic assumptions underlying our acquisition decision have changed or were not accurate;

•	difficulties integrating the acquired companies’ products and services and subscriber base with our existing PERS and senior living offerings;

•	difficulties integrating the operations, technology or monitoring platform and personnel of an acquired company, or retaining the key personnel of the acquired company critical to its continued operation and success;

•	disruption of our ongoing business and diversion of management’s attention by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	difficulties maintaining uniform standards, controls, procedures and policies across locations and businesses;

•	litigation by terminated employees or third parties; and

•	problems or liabilities associated with product quality, technology and legal contingencies relating to the acquired business or technology, such as intellectual property matters.

These and other factors could have a material adverse effect on our results of operations, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. Acquisitions may also have a negative effect on our earnings per share. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition or investment. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options, stock appreciation rights and warrants, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs, and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

Our Canadian operations subject us to risks that could harm our business.

Our Canadian operations, which represented approximately 11% of our total revenues for the year ended December 31, 2004, subject us to risks, including:

•	foreign exchange fluctuations;

•	changes in and differences between domestic and foreign regulatory requirements; and

•	potentially adverse tax consequences.

Failure to adequately address any of these risks could adversely affect our ability to operate our Canadian facilities.

If we fail to adapt our products and services to changes in technology or in the marketplace, we could lose existing customers and subscribers and be unable to attract new business.

Our business depends, in part, on our ability to enhance our current products and to develop new services and products that keep pace with continuing technological changes, evolving industry standards, changing customer and subscriber preferences and new service and product introductions by our competitors. Although we believe the introduction of products utilizing new, non-telephony-based communications may be limited by the availability of such communications technologies in the homes of our target market, others may be successful in introducing monitoring services through other communications technologies. If we are not successful in developing, marketing and selling new services and products that meet changing demands, our business may be harmed.

We currently face and expect to continue to face competition in our industry.

Although we believe we are the leader in the PERS industry, there are a large number of smaller providers, primarily at the local or regional level, who we compete with for customers and subscribers. In addition, there are a number of other companies providing non-PERS monitoring and other related services to their customers. If these or other companies enter the PERS industry, they may have a competitive advantage by having greater financial, sales and marketing, engineering and manufacturing resources, a larger installed based of existing customers and economies of scale not available to us.

We derive a portion of our revenue from government-funded health care programs such as Medicaid. If these programs tighten eligibility standards or coverage policies or if current reimbursement rates are reduced, we may lose subscribers and our revenues may decline.

As of December 31, 2004, less than 10% of our Lifeline OneSource subscribers were under state Medicaid programs, representing less than 10% of our total revenue for year then ended. As we pursue our acquisition strategy, we anticipate that the proportion of our revenues from Medicaid programs may increase over time due to the large number of Medicaid subscribers associated with the smaller locally-operated PERS providers that are acquisition prospects. If government-funded health care programs tighten their program eligibility standards, impose new coverage restrictions or reduce or eliminate payments for our services, these subscribers may not have the financial resources to continue our service. In addition, it is typically more difficult to collect accounts receivable from sales to Medicaid programs than from private payors.

Our business is subject to U.S. state and federal government regulation, as well as Canadian regulation, and may be subject to additional regulations in the future. If we fail to comply with applicable regulations, our revenue, operating margin and profitability could suffer.

Our monitoring equipment is registered with the FCC and the FDA in the United States and certified by Industry Canada in Canada. Our revenue, operating margin and profitability could be adversely affected by new laws and/or regulations, changes in the interpretation of existing laws and/or regulations, reductions in funding or imposition of additional limits on reimbursements. Furthermore, as a provider of services under government-funded health care programs, we are subject to fraud and abuse, anti-referral and anti-kickback laws and regulations that impose stringent limitations on our compensation, consulting, marketing and other business relationships with health care providers and other businesses.

In addition, our business is affected by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposed comprehensive national standards for privacy, security and electronic transactions involving individually identifiable health information. Since our government services business conducts electronic health claim transactions relating to the coordination of health care treatment for individual persons, it may be covered by the HIPAA privacy, security and transaction standards. Much of our business is conducted under contractual service arrangements with hospitals and other health care providers that are, in turn, required by HIPAA to impose certain privacy, security and transaction requirements through their contracts with us. The HIPAA regulations define minimum national standards, but individual states are permitted to adopt and enforce more stringent health data privacy and security rules.

Because we are engaged in commercial activities in Canada, our business is subject to Canadian privacy legislation. In addition, we must comply with provincial health information legislation as a result of the individually identifiable health information of our subscribers that we maintain. These federal and provincial laws require us to obtain consent to collect, use and disclose personal information and to implement procedures to keep this information secure

Variation in regulatory requirements among different jurisdictions may cause us to incur significant compliance costs. Violations of these laws by us could have a material and adverse impact on our business and may subject us to substantial fines and penalties.

If we lose the services of one or more members of our executive management team or other key employees, we may not be able to execute our business strategy.

Our future success depends to a significant extent upon the continued service of our executive management team and other key employees. The loss of the services of one or more of these individuals, could harm our business and our ability to execute on our business strategy.

If we are unable to attract, train and retain qualified monitoring personnel, our ability to provide high quality monitoring services and continue to develop and successfully market our service could be harmed.

We believe our business depends, in part, on the talents and efforts of our monitoring personnel, who are key to delivering high quality, caring monitoring services. As a result, our future growth is dependent on our ability to identify, attract, train, retain and motivate these persons. Any of our current employees may terminate their employment with us at any time. We may not be able to hire or retain the personnel necessary to fulfill our monitoring function. The loss of a significant portion of our monitoring personnel would materially and adversely affect our business and ability to deliver high-quality monitoring services to our subscribers.

If our monitoring products fail or contain design or other defects, or if our monitoring personnel do not appropriately respond to a call, our reputation may be damaged, we may lose subscribers and we may have significant damage claims against us.

Subscribers rely on our monitoring equipment and services in emergency situations. Our monitoring products may contain design defects or fail to operate or transmit in an emergency situation. In 2000, we experienced erroneous low-battery signals in some of our personal help buttons, which, although it did not affect the operation of the buttons, resulted in a non-recurring charge of $2.7 million for material and mailing costs for exchanging the buttons, providing hospital programs with higher inventory levels for the exchange and the cost of installer visits to subscriber homes to replace the buttons. In addition, after a subscriber pushes their personal help button, we rely on wireless signals to initiate the call from the home communicator attached to the subscriber’s telephone. The wireless signals that we use may be subject to interference and the frequencies may become congested over time. Additionally, although our monitoring professionals are highly trained in emergency response and are required to follow a response protocol established by us, these employees must exercise judgment about how best to respond to each particular emergency. In the event our products fail to operate or transmit properly, or if our monitoring personnel do not appropriately respond to a call, such as by failing to send an appropriate responder to the subscriber’s home, especially in an emergency situation, we may suffer significant adverse consequences, including:

•	negative publicity and damage to our reputation;

•	loss of customers and subscribers;

•	increased service and warranty expenses;

•	diversion of our product engineering, management and other resources; and

•	liability for breach of warranty, product liability and other claims against us and payment of damages, which could be significant as our products and services are used to respond to emergency situations.

If we experience interruptions or failures in our centralized monitoring facilities, we may lose subscribers or have significant damage claims against us.

We have two monitoring centers located in Framingham, Massachusetts to service U.S. subscribers, as well as two additional monitoring centers, in Toronto, Ontario and Montreal, Quebec, to service Canadian subscribers. We believe that our fully-redundant second U.S. monitoring facility adds significantly to our disaster recovery capabilities as it equips us with the stability, redundancy and scalability to maintain a high level of fault tolerance. Although we chose to locate our two U.S. monitoring centers close to one another after analysis as to the likely causes of center failure, the close proximity of these two centers may mean that failures caused by regional emergencies, such as an earthquake, storm or electrical outage, may cause both of our U.S. monitoring facilities to fail. In the event that one or more of these monitoring centers fails, we may not be able to respond to subscriber emergencies, possibly for an extended period of time. Failure of our ability to answer subscribers’ calls during an emergency could expose us to significant liability claims, negative publicity and loss of subscribers.

We have from time to time been named as a defendant in lawsuits alleging damages based on our response to subscriber calls. We seek to manage our product liability risk through contractual limits on liability and damages, and by carrying comprehensive liability insurance. However, the contractual limits may not be enforceable in all jurisdictions or circumstances. A successful claim may be made for damages which exceeds the coverage under any insurance policy. In the future, our insurance costs may become more expensive and, as a result, additional insurance may not be available on acceptable terms, or at all.

If there is an unauthorized disclosure of customer data, whether through a breach of our computer systems or otherwise, we could be exposed to costly litigation or we could lose customers.

We store sensitive subscriber data on our computer networks, including names, addresses and health information. If our network security is compromised by a third party, or such data are otherwise misappropriated, we could be subject to civil liability claims, regulatory enforcement actions under laws such as HIPAA or similar state laws, loss of reputation and loss of customers.

Our holding company structure may adversely affect our ability to meet future obligations.

Substantially all of our consolidated assets are held through direct or indirect wholly-owned subsidiaries. Accordingly, our cash flow depends on the results of operations of our subsidiaries and upon the ability of our subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, and on our ability to pay amounts due on any future obligations, including under our credit facility. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on our future obligations or to make any funds available for such purpose. In addition, dividends, loans or other distributions from our subsidiaries to us may be subject to contractual and other restrictions and are subject to other business considerations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We have considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We have no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2004. We believe that we currently have no material exposure to interest rate and foreign currency exchange rate risks in our instruments entered into for other than trading purposes.

Interest rates

Our balance sheet may from time to time include an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. We have the ability to obtain a revolving credit loan with an interest rate based on LIBOR or a revolving credit loan with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in our interest expense. As of December 31, 2004, we did not have any outstanding balances associated with our credit facility and, therefore, our consolidated financial position, results of operations and cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar as a result of the sale of our products and services in Canada and translation adjustments associated with the conversion of our Canadian subsidiary’s currency into the reporting currency (U.S. dollar). As such, our exposure to changes in Canadian exchange rates could impact our consolidated financial position, results of operations and cash flows. We performed a sensitivity analysis as of December 31, 2004 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates would not materially affect our consolidated financial position, results of operations or cash flows. Our sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for our services/products as a result of the currency fluctuations or otherwise.

ITEM 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Index to Consolidated Financial Statements and Schedule

The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 8 are listed below:

The following financial statement schedule of the Company is filed herewith on the page listed below:

Page
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002	73

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Lifeline Systems, Inc.

We have completed an integrated audit of Lifeline Systems, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Lifeline Systems, Inc. and subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 11, 2005

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Dollars in thousands, except par value)

	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$42,428	$21,356
Short-term investments	5,000	—
Accounts receivable, net of allowance for doubtful accounts of $621 in 2004 and $470 in 2003	12,209	10,586
Inventories	4,546	5,945
Net investment in sales-type leases	1,906	2,234
Prepaid expenses and other current assets	2,369	3,238
Prepaid income taxes	—	1,708
Deferred income taxes	1,092	1,805

Total current assets	69,550	46,872

Property and equipment, net	34,030	33,905
Net investment in sales-type leases	3,636	4,488
Goodwill	8,821	7,996
Other intangible assets, net	12,838	7,964
Other assets	173	242

Total assets	$129,048	$101,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,485	$1,870
Accrued expenses	4,631	4,269
Accrued payroll and payroll taxes	5,910	5,511
Accrued income taxes	3,714	—
Deferred revenues	2,150	1,001
Other current liabilities	2,604	725

Total current liabilities	21,494	13,376

Deferred income taxes	6,511	7,635
Other non-current liabilities	3,302	1,230

Total liabilities	31,307	22,241

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.02 par value, 50,000,000 shares authorized, 13,832,630 shares issued and outstanding in 2004 and 13,408,094 shares issued and outstanding in 2003	277	268
Additional paid-in capital	30,657	25,291
Retained earnings	66,334	53,835
Unearned compensation	(471)	(622)
Accumulated other comprehensive income-cumulative translation adjustment	944	454

Total stockholders’ equity	97,741	79,226

Total liabilities and stockholders’ equity	$129,048	$101,467

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the years ended December 31, 2004, 2003 and 2002

(In thousands except for per share data)

	2004	2003	2002
Revenues
Services	$103,176	$90,698	$78,041
Net product sales	26,500	24,167	25,597
Finance income	873	1,294	1,370

Total revenues	130,549	116,159	105,008

Costs and expenses
Cost of services	49,150	47,391	43,084
Cost of product sales	9,321	7,882	8,159
Selling, general, and administrative	50,866	42,900	38,552
Research and development	2,114	1,816	1,642
Other non-recurring item (Note J)	—	(700)	—

Total costs and expenses	111,451	99,289	91,437

Income from operations	19,098	16,870	13,571

Other income (expense)
Interest income	546	181	114
Interest expense	(29)	(43)	(158)
Other income (expense)	(60)	90	23

Total other income (expense), net	457	228	(21)

Income before income taxes	19,555	17,098	13,550
Provision for income taxes	7,056	6,839	5,420

Net income	12,499	10,259	8,130

Other comprehensive income, net of tax Foreign currency translation adjustments	314	408	19

Comprehensive income	$12,813	$10,667	$8,149

Net income per weighted average share:
Basic	$0.92	$0.78	$0.63

Diluted	$0.88	$0.76	$0.60

Weighted average shares:
Basic	13,585	13,126	12,862

Diluted	14,160	13,539	13,450

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

			Additional Paid-In Capital	Retained Earnings	Unearned Compensation			Notes Receivable Officer	Cumulative Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2001	12,626,744	$139	$22,000	$35,446		1,242,178	$(4,556)	$(550)	$(270)	$52,209
Exercise of stock options	279,922	3	1,413							1,416
Issuance of stock under employee stock purchase plan	53,610		456							456
Repayment of loan by officer								550		550
Cumulative translation adjustment									32	32
Net income				8,130						8,130

BALANCE, December 31, 2002	12,960,276	142	23,869	43,576		1,242,178	(4,556)	—	(238)	62,793
Exercise of stock options, including tax benefit of $2,932	323,892	2	4,837							4,839
Issuance of stock under employee stock purchase plan	51,926	1	510							511
Issuance of restricted stock	72,000	1	753		$(754)					—
Amortization of unearned compensation					132					132
Two-for-one stock split		122	(4,678)			(1,242,178)	4,556			—
Cumulative translation adjustment									692	692
Net income				10,259						10,259

BALANCE, December 31, 2003	13,408,094	268	25,291	53,835	(622)	—	—	—	454	79,226
Exercise of stock options, including tax benefit of $1,232	373,025	8	4,348							4,356
Issuance of stock under employee stock purchase plan	51,511	1	845							846
Amortization of unearned compensation					151					151
Other			173							173
Cumulative translation adjustment									490	490
Net income				12,499						12,499

BALANCE, December 31, 2004	13,832,630	$277	$30,657	$66,334	$(471)	—	—	—	$944	$97,741

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003, and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$12,499	$10,259	$8,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,808	11,645	9,973
Provision for bad debts	436	348	174
Deferred income tax provision (benefit)	(410)	179	1,286
Amortization of unearned compensation	151	132	—
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(994)	(373)	1,376
Inventories	1,486	(94)	(1,328)
Net investment in sales-type leases	1,180	(68)	557
Prepaid expenses, other current assets and other assets	993	(1,211)	66
Prepaid income taxes	1,708	(1,470)	(139)
Income taxes payable	3,696	(1,691)	859
Accounts payable, accrued expenses and other liabilities	1,197	156	1,262
Accrued payroll and payroll taxes	333	957	121
Accrued restructuring and other non-recurring charges	—	(310)	(813)

Net cash provided by operating activities	35,083	18,459	21,524

Cash flows from investing activities:
Investments in certificates of deposit	(29,046)	—	—
Proceeds from certificates of deposit	24,046	—	—
Additions to property and equipment	(9,856)	(11,183)	(8,581)
Business purchases and other	(8,899)	(4,138)	(2,960)

Net cash used in investing activities	(23,755)	(15,321)	(11,541)

Cash flows from financing activities:
Principal payments under long-term obligations	(5)	(96)	(7,084)
Proceeds from lease portfolio assignment	4,049	1,624	—
Proceeds from stock options exercised, employee stock purchase plan and other	5,375	5,350	1,867
Repayment of loan from officer	—	—	550

Net cash provided by (used in) financing activities	9,419	6,878	(4,667)

Net increase in cash and cash equivalents	20,747	10,016	5,316

Effect of foreign exchange on cash	325	275	7

Cash and cash equivalents at beginning of year	21,356	11,065	5,742

Cash and cash equivalents at end of year	$42,428	$21,356	$11,065

Non-cash activity:
Acquistion related charges	$503	—	$466
Deferred compensation	—	—	5
Restricted stock	—	$754	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lifeline Systems, Inc. (the “Company”) provides 24-hour personal emergency response monitoring services and related products to subscribers, primarily elderly individuals with medical or age-related conditions, who wish to continue to live independently in their home. The Company’s personal emergency response services (“PERS”) products and services consist principally of a home communicator connected to the telephone and a wireless personal help button which, when activated, initiates an automated digital telephone signal to one of the Company’s centralized monitoring facilities. The Company’s monitoring technology platform retrieves the subscriber’s record from its centralized database and routes the call to one of the Company’s monitoring professionals. These monitoring professionals follow a prescribed response protocol to quickly assess the nature of the call through immediate two-way, voice-to-voice communication and provide a prompt, appropriate response in a respectful and compassionate manner. This response may consist of contacting local ambulance, police or fire services or family, friends and neighbors.

In 2003, the Company established its senior living division to provide complementary PERS products to assisted living and other senior living facilities as a replacement for, or upgrade from, existing emergency call systems, which typically do not allow for immediate two-way, voice-to-voice communication. The Company’s senior living products include a personal help button, home communicator and monitoring platform with preloaded, customized monitoring software for use by the facility.

PERS products and services are provided through its customers, primarily consisting of community hospitals and other health care providers. These customers typically offer the Company’s services to their patients and clients through a co-branded program that demonstrates their affiliation with the Company. The Company also markets its services through Lifeline OneSource, its direct-to-subscriber, full-service PERS offering. Senior living products are marketed and sold directly to senior living facilities.

The Company generates revenue through recurring monthly fees for monitoring services by billing subscribers or their families who receive the Company’s Lifeline OneSource offering, or by billing customers that outsource their monitoring activities to the Company. In addition, the Company generates revenue through product sales in connection with its PERS service offerings, as well as product sales to senior living facilities. The Company typically receives payment for its products and services from health care provider customers or the subscriber or, in some instances, state Medicaid programs. The Company’s PERS offerings are generally “private pay” offerings and are not covered by private insurance or federal Medicare programs.

The Company offers four service offerings. Lifeline OneSource is a full-service offering that provides subscribers with monitoring and the use of a Lifeline-owned home communicator for a single monthly fee. The Company manages the day-to-day administrative tasks of its service, including managing referrals, sales and marketing efforts, subscriber inquiries, subscriber enrollment, service installation and billing and collections. Under the Company’s Lifeline Monitoring Services (“LMS”) offering, the Company provides its customers’ monitoring services for their subscribers through the Company’s centralized monitoring facilities, and the customers typically retain all other responsibilities for the operation of the Lifeline program. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

customer typically purchases home communicators and personal help buttons from the Company, which it then rents to subscribers. The Company charges the customer a monthly per-subscriber fee for the monitoring service, which is then passed on by the customer to the subscriber. Under the Company’s Lifeline Product and Service Fee (“PSF”) offering, the Company provides all of the services associated with the LMS offering; however, the home communicator and personal help button are rented, rather than sold, to the customer in exchange for a monthly fee. Finally, under the Company’s Lifeline Site Monitoring offering, the Company sells monitoring platforms, personal help buttons and home communicators to its customers who choose to monitor their own subscribers locally, rather than through the Company’s centralized monitoring facilities.

Principles of Consolidation

The consolidated financial statements include the accounts of Lifeline Systems, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents, Short-term Investments

The Company considers all securities purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s investments are deemed to be available for sale. They are carried at fair value, which approximates cost. Short-term investments consist solely of certificates of deposit with maturity dates of less than one year. The Company maintained approximately $45.0 million and $21.3 million at December 31, 2004 and 2003, respectively, of its cash and cash equivalents and short term investments with a single institution. The Company has not experienced any losses associated with deposits at this institution.

Inventories

Inventories are stated at the lower of cost or market, as determined by the first-in, first-out method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation and amortization on property and equipment is computed principally by the straight-line method over the useful lives of the assets. Depreciation on leasehold improvements is computed principally by the straight-line method over the lesser of the lease term or the estimated useful lives of the improvements.

Equipment	3 to 10 years
Furniture and fixtures	7 years
Equipment provided to customers	5 years
Leasehold improvements	5 to 15 years

When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to other income. Expenditures for maintenance and repairs are charged to expense as incurred; betterments are capitalized.

Equipment Provided to Customers

In accordance with its Lifeline OneSource offering, the Company provides subscribers with home communicators as part of a unified service offering in which the Company bills the subscriber on a monthly basis for the monitoring and business support service and records service revenue in the period earned. The cost of the home communicator provided to the subscriber is recorded as an asset on the Company’s balance sheet and depreciation is computed by the straight-line method over an estimated useful life of 5 years.

Goodwill and Other Intangible Assets

The Company generates intangible assets generally through two types of transactions - preferred provider agreements and business combinations.

In a preferred provider agreement, the Company pays a fee to a customer in return for preferred provider status. These fees are amortized either as a reduction of services revenue (when payment is made in cash or receivables are forgiven) or as part of cost of services (when free product is given) over the term of the agreement, which is typically five years.

For transactions that qualify as business combinations, there are several intangible assets typically recorded. One of the intangible assets recorded relates to the existing subscribers of the acquired business, which is amortized over the estimated term of the subscribers’ remaining service. Other intangible assets relate to non-competition agreements and employment agreements, which are typically amortized over the term of the respective agreement. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets (continued)

Company also records intangible assets related to the business’ referral sources and other business relationships which are amortized over the estimated useful life. Any excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

The Company acts as its only reporting unit of its business. As a result, all acquisitions are fully integrated and absorbed into the Company. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is required to assess the impairment of goodwill on an annual basis or, along with other amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Step one of the goodwill and other intangible assets impairment test is to compare the fair value of the reporting unit with its carrying amount. The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit, other than in a forced or liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill and other intangible assets, minus total liabilities. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose.

In measuring whether goodwill or other intangible assets are impaired, the Company uses an estimate of its future undiscounted net cash flows of the business over the estimated remaining life. If the Company’s expectation of future undiscounted net cash flows indicates an impairment, the Company would write down the appropriate assets to their estimated realizable values based on discounted cash flows. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets. Under this approach, the Company specifically tests the Goodwill and the Other Intangible Assets asset groups when testing for impairment. The Company did not recognize an impairment loss for the year ended December 31, 2004.

Impairment of Long-lived Assets

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. It uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether assets are recoverable. Based on the Company’s expectation of future undiscounted net cash flows, an impairment loss would be recorded by writing down the assets to their estimated realizable values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranty

The Company’s products are generally under warranty against defects in material and workmanship.

Changes in product warranty obligations for the years ended December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(in thousands)
Balance, beginning of year	$208	$225
Provision for warranty	305	156
Warranty utilized	(312)	(173)

Balance, end of year	$201	$208

Revenue Recognition

The Company records monitoring service revenue in the month service is provided under its Lifeline OneSource, PSF and LMS service offerings. Under the Lifeline OneSource and PSF offerings, the monitoring service can be cancelled without penalty at any time by the subscriber or customer and no product revenue is recognized because the subscriber or customer does not acquire title to any product. However, customers who choose the LMS service offering purchase the home communicators from the Company, which the customer then provides to its subscribers. In this instance, the Company records product revenue upon shipment, as title to the equipment passes to the customer at that time.

Under the LMS and PSF service offerings, the Company charges the customer a nominal fee for one-time administrative set up and data entry of new subscribers. Under the Lifeline OneSource service offering the Company charges subscribers a nominal fee for installation of the personal response devices, including a one-time administrative set up fee for data entry of the new subscribers. Since incremental direct costs related to the installation and administrative tasks associated with new subscribers exceed installation and one-time administrative set-up revenue, the Company expenses these costs in the period incurred. The Company reviews its installation and one-time administrative set-up revenue quarterly and has not experienced situations where this revenue exceeds incremental direct costs.

The Company also records deferred revenue related to situations where it contracts with its customers to provide installation services for the Company’s personal response products (i.e., senior living customers). Rather than record product revenue upon shipment, the Company defers its product revenue until the installation of the equipment is complete. The Company also records deferred revenue related to billings to customers for annual service contracts for which revenue has not been recognized because the service has not yet been provided. Service contract revenues are recognized ratably over the contractual period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

While the Company does not have a specific right of return policy, it does record a provision for an estimated amount of future returns based on historical experience. Such returns have historically been immaterial to the Company’s total product revenue.

Foreign Currency Translation

The financial statements of the Company’s subsidiary outside the United States are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income/(loss), which is a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of this subsidiary are included in net income.

Income Taxes

The Company accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Net Income Per Common Share

Net income per basic common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding restricted stock contingently issuable. Net income per diluted common share is computed based on the weighted-average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of stock options and restricted stock awards calculated in accordance with SFAS No. 128, “Earnings per Share.”

For grants of restricted stock, unearned compensation equivalent to the fair value of the shares at the date of grant is recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the vesting period.

At December 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in Note E.

At December 31, 2002, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Common Share (continued)

methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, with respect to the measurement of compensation cost for options granted under the Company’s stock-based employee compensation plans. No employee compensation expense has been recorded for the years ended December 31, 2004, 2003 and 2002 as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. Early adoption is permitted. The Company is currently completing its evaluation of the adoption of SFAS 123R and the impact that this statement will have on its results of operations, which may be indicative of the proforma disclosures noted below.

The following table illustrates the effect on net income and earnings per share for years ended December 31, 2004, 2003 and 2002 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the year ended December 31,
(Dollars in thousands)	2004	2003	2002
Net income, as reported	$12,499	$10,259	$8,130
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	97	79	—
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,726)	(1,419)	(1,288)

Pro forma net income	$10,870	$8,919	$6,842

Earnings per share

Basic - as reported	$0.92	$0.78	$0.63

Basic - pro forma	$0.80	$0.68	$0.53

Diluted - as reported	$0.88	$0.76	$0.60

Diluted - pro forma	$0.77	$0.66	$0.51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Industry Segments

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales, marketing and monitoring operations in both the United States and Canada. Foreign revenues from Canada comprised approximately 11% of the Company’s total revenues in 2004 and tangible assets in Canada represent less than 10% of the Company’s total assets as of December 31, 2004.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and cash equivalents, short-term investments and trade receivables. The Company provides its services primarily to hospitals, other health care institutions (“customers”) and subscribers. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases the leased equipment serves as collateral in the transactions. The Company has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity.

Newly Issued Accounting Standards

In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of FASB Statement No. 123, supersedes APB 25 and amends FASB Statement No. 95. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. Early adoption is permitted. The Company is currently completing its evaluation of the adoption of SFAS 123R and the impact that this statement will have on its results of operations.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company is in the process of evaluating the impact of SFAS 151 and does not believe the adoption of the standard will have a material impact on us upon adoption in fiscal 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

All share and per share amounts have been adjusted to reflect a two-for-one stock split, in the form of a stock dividend of one additional share for each share held, effected by the Company on December 17, 2003. Certain 2003 amounts have been reclassified to conform to 2004 presentation.

B. INVENTORIES

Inventories consist of the following:

	December 31,
(Dollars in thousands)	2004	2003
Purchased parts and assemblies	$923	$1,948
Work in progress	177	104
Finished goods	3,446	3,893

Total inventories	$4,546	$5,945

C. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
(Dollars in thousands)	2004	2003
Equipment	$34,760	$32,383
Furniture and fixtures	4,314	3,858
Equipment provided to customers	24,946	19,836
Equipment under capital leases	—	221
Leasehold improvements	8,718	8,687
Construction in progress	1,313	685

	74,051	65,670
Less: accumulated depreciation	(40,021)	(31,765)

Total property and equipment, net	$34,030	$33,905

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

C. PROPERTY AND EQUIPMENT (continued)

During 2004 and 2003, the Company removed from its books approximately $2.2 million and $7.0 million, respectively, of fully depreciated equipment provided to customers, computer related equipment and manufacturing equipment which is no longer in use. Accumulated depreciation amounted to $13,312,000 and $9,856,000 on equipment provided to customers and $0 and $214,000 on equipment under capital leases at December 31, 2004 and 2003, respectively. In total, depreciation expense amounted to $10,072,000, $9,167,000 and $7,826,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

D. LEASING ARRANGEMENTS

As Lessor

The Company maintained an internally financed and operated leasing program whereby it leased its personal response products to customers principally under sales-type leases. As sales-type leases, the lease payments to be received over the term of the leases were recorded as a receivable at the inception of the new lease. Finance income attributable to the lease contracts was initially recorded as unearned income and subsequently recognized as income under the interest method over the term of the leases. The lease contracts were generally for five-year terms, and the residual value of the leased equipment is considered to be nominal at the end of the lease period.

The components of the net investment in sales-type leases are as follows:

	December 31,
(Dollars in thousands)	2004	2003
Minimum lease payments receivable	$6,529	$8,716
Less: Unearned interest	967	1,636
Allowance for doubtful accounts	20	358

Net investment in sales-type leases	5,542	6,722
Less: Current portion	1,906	2,234

Long-term portion, net investment in sales-type leases	$3,636	$4,488

Future minimum lease payments due under non-cancellable sales-type leases at December 31, 2004 are as follows:

(Dollars in thousands)
2005	$2,407
2006	1,806
2007	1,322
2008	799
2009	195
Thereafter	—

Total future minimum lease payments	$6,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D. LEASING ARRANGEMENTS (continued)

In December 2003, the Company entered into a program agreement with a third party to underwrite equipment leases for its senior living initiative and its PERS equipment business. In the initial transaction under this agreement, the Company assigned approximately $1.5 million of its net investment of its existing lease portfolio to the third party for approximately $1.6 million in cash.

In December 2004, the Company entered into a second agreement to assign its remaining $4.0 million lease-portfolio net investment to the aforementioned third party for approximately $4.0 million in cash.

The net investment of the assigned portfolios remains with the Company and is included in the components of net investment in sales-type leases in the above table. The net investment will be amortized over the remaining terms of the leases, as paid. The Company also recorded an offsetting liability, in which the current portion of approximately $1.9 million is included in other current liabilities and the long-term portion of approximately $3.3 million is included in other long-term liabilities on the Company’s balance sheet. The Company also recorded deferred finance income of approximately $226,000 on the assignments, of which $156,000 remains at December 31, 2004 and which will be recognized as part of finance income as the leases expire. The Company recorded the current portion of the deferred finance income in other current liabilities and the long-term portion in other long-term liabilities on its balance sheet.

As Lessee

The Company is party to a fifteen-year non-cancellable operating lease for its corporate headquarters in Framingham, Massachusetts. Average annual base rental payments under the lease approximate $941,000.

In November 2004, the Company entered into an amendment to its October 2002 ten-year non-cancellable operating lease to increase its occupancy to 35,000 square feet of a second facility in Framingham, Massachusetts for its second U.S. monitoring facility. Average annual base rental payments under the lease approximate $251,000.

These leases include scheduled base rent increases over the term of the leases. The total amount of base rent payments is being charged to expense on the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments upon the commencement of the leases. In addition, the Company pays a monthly allocation of each building’s operating expenses and real estate taxes. The Company has two renewal options of five years for each lease.

The Company also has several operating lease arrangements for facilities in other locations to support its field and Canadian operations that expire through 2012. In addition, the Company has several operating lease arrangements for office equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D. LEASING ARRANGEMENTS (continued)

Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows for the years ended December 31:

(Dollars in thousands)	Operating Leases
2005	$1,716
2006	1,630
2007	1,544
2008	1,502
2009	1,590
Thereafter	5,872

Total minimum lease payments	$13,854

Total rent expense under all operating leases was $1,700,000, $1,716,000 and $1,509,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

E. STOCKHOLDERS’ EQUITY

Net Income Per Common Share

In accordance with SFAS No. 128, “Earnings per Share” the Company presents basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding restricted stock contingently issuable. Diluted EPS reflects the potential dilution that could occur if securities convertible into common stock or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of basic EPS to diluted EPS and dual presentation on the face of the statement of income are also required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

Calculation of per share earnings is as follows:

(In thousands except per share figures)	2004	2003	2002
Basic:
Net income	$12,499	$10,259	$8,130
Weighted average common shares outstanding	13,585	13,126	12,862

Net income per share, basic	$0.92	$0.78	$0.63

Diluted:
Net income for calculating diluted earnings per share	$12,499	$10,259	$8,130

Weighted average common shares outstanding	13,585	13,126	12,862
Common stock equivalents	575	413	588

Total weighted average shares	14,160	13,539	13,450

Net income per share, diluted	$0.88	$0.76	$0.60

For the years ended December 31, 2004, 2003 and 2002, options to purchase 1,200, 23,000 and 287,300 shares, respectively, at an average exercise price of $22.72, $15.14 and $12.36 per share, respectively, have not been included in the computation of diluted net income per share, as their effect would have been anti-dilutive.

Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of SFAS 123. The Company continues to recognize compensation costs using the intrinsic value based method described in APB 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

In July 2000, the Company’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan provides that officers and key employees may be granted either nonstatutory or incentive stock options for the purchase of the Company’s common stock at the fair market value on the date of grant. The 2000 Plan also permits the issuance of restricted stock and stock appreciation rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

The employee options granted generally become exercisable in three equal installments beginning on the first anniversary of the date of grant. Additionally, the 2000 Plan provides for an automatic annual grant to non-employee directors. The non-employee director options become exercisable in three equal installments with the first installment exercisable on the date of grant and an additional one-third becoming exercisable on each of the next two anniversary dates. The options expire ten years from date of grant.

In February 2000, the Board of Directors of the Company approved the 2000 Employee Stock Option Plan (the “2000 Employee Option Plan”). This plan was authorized primarily to enable the Company to grant options to non-executive employees in 2000 as part of its annual stock option program pending shareholder consideration of a new plan. No shareholder approval was sought for the 2000 Employee Option Plan.

The 1991 and 1994 Stock Option Plans provided for similar grants to officers and employees. The employee options granted generally became exercisable at a rate of 20% per year and expire ten years from the date of grant.

On April 4, 2001, the Board of Directors of the Company voted to terminate the 1991 and 1994 Stock Option Plans and the 2000 Employee Option Plan. Under the terms of the 2000 Stock Incentive Plan, if any stock option grant under any of the aforementioned terminated plans of the Company expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part or results in any common stock not being issued, unused common stock covered by such stock option grant shall again be available for the grant of a stock option under the 2000 Plan.

At December 31, 2004 shares available for future grants under all option plans were 359,533. Under the 2000 Plan, the number of shares issuable is automatically increased every January 1 by an amount equal to the least of (i) 500,000 shares of common stock, (ii) 2.5% of the outstanding shares on such date or (iii) an amount determined by the Company’s Board of Directors. In addition, the aggregate number of shares available for the grant of options to non-employee directors is automatically increased every January 1 by the number necessary to cause the total number of shares then available for non-employee directors to be restored to 90,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes all stock option plan activity for the years ended December 31:

	2004		2003		2002
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	1,865,362	$9.12	1,844,800	$8.55	1,713,842	$7.01
Granted	283,100	20.25	393,480	10.94	495,300	11.83
Exercised	(373,025)	8.37	(323,892)	5.89	(279,922)	5.04
Cancelled or lapsed	(23,533)	14.70	(49,026)	10.06	(84,420)	8.15

Outstanding at end of year	1,751,904	$10.93	1,865,362	$9.47	1,844,800	$8.55

Options exercisable at year end	1,116,675	$9.45	1,100,684	$8.61	999,962	$7.60
Weighted average fair value of options granted at fair market value during the year		$9.66		$5.89		$5.89

The effect of applying SFAS 123 for the purpose of providing pro forma disclosure as noted in Note A above may not be indicative of the effects on reported net income and net income per share for future years because the Company may grant more or fewer awards than in the past and these awards may have different features.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: a weighted average risk-free interest rate of 4.1%, 3.8% and 4.8%; a weighted average expected life of 8 years in 2004 and 7 years in 2003 and 2002; expected volatility of 37% in 2004, 38% in 2003 and 39% in 2002 and no expected dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 2.50-$ 6.50	133,368	3.5	$4.88	133,368	$4.88
6.51- 7.25	255,796	5.9	6.78	255,796	6.78
7.26- 11.50	575,280	6.6	9.98	326,965	9.55
11.51- 17.50	510,960	6.0	12.15	377,208	12.06
17.51- 22.72	276,500	9.1	20.26	23,338	21.09

$ 2.50-$22.72	1,751,904	6.5	$11.38	1,116,675	$9.45

In July 2000, the shareholders of the Company approved the 2000 Employee Stock Purchase Plan (the “2000 ESPP”) whereby eligible employees may invest up to 15% of their base salary in shares of the Company’s common stock. The purchase price of the shares is 85% of the fair market value of the stock on either the commencement date or the date of purchase whichever is lower. Under the 2000 ESPP, 400,000 shares of common stock were available for purchase over ten offering periods through May 2005, of which approximately 164,221 shares remain available as of December 31, 2004. Shares purchased under this plan totaled 51,511, 51,926 and 53,610 in 2004, 2003 and 2002, respectively. The weighted-average grant-date fair value of shares purchased under the 2000 ESPP was $20.66, $12.40 and $11.05 in 2004, 2003 and 2002, respectively.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 2004, 2003 and 2002, respectively: a risk free interest rate of 1.64%, 1.03% and 1.21%; an expected life of 6 months in each year; expected volatility of 37%, 38% and 39%; and no expected dividends.

Common Stock

In August 1999, the Company loaned $300,000 to its Chief Executive Officer, pursuant to a secured promissory note, for the exercise of a stock option which was to expire. The note, which bore interest at a rate of 6.77% per annum, payable annually in arrears, was due August 23, 2004 and was secured by a pledge of 16,552 shares of common stock of the Company. In April 2000, the Company loaned $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bore interest at a rate of 6.94%, payable annually in arrears, was due April 5, 2005 and was collateralized by 25,641 shares of common stock of the Company. On July 15, 2002, the Company’s Chief Executive Officer repaid both notes in full.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

Restricted Stock

In accordance with the terms of an employment agreement between the Company and its Chief Executive Officer, the Company issued 72,000 shares of restricted stock to its Chief Executive Officer, effective February 13, 2003, in consideration of future services. The shares are subject to vesting at the rate of one-third of such shares at the end of the 36th month following the date of grant, one third at the end of the 48th month following the date of grant and one-third at the end of the 60th month following the date of grant. The fair market value of these shares was recorded as unearned compensation expense within Stockholders’ Equity and is being expensed as part of selling, general and administrative expenses from the date of issuance over the vesting period.

The Company held a special meeting of shareholders on December 8, 2004 to approve an agreement and plan of share exchange for purposes of creating a holding company structure. Prior to the share exchange between the Company and Lifeline Systems Company effected on December 9, 2004 (the “Share Exchange”), the Company entered into a Rights Agreement, effective as of November 19, 2004, with Registrar and Transfer Company, as rights agent (the “Rights Agreement”). In connection with the Rights Agreement, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (each purchase right, a “Right”) for each outstanding share of Company common stock held of record as of the close of business on December 7, 2004. As a result, each share of Company common stock distributed in the connection with the Share Exchange on December 9, 2004 included an associated Right. Each Right, when exercisable, entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share, at a per unit purchase price of $100, subject to adjustment upon the occurrence of events specified in the Rights Agreement. The Rights Agreement replaced a comparable agreement to which the Company was a party prior to the Share Exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F. INCOME TAXES

The components of income before income taxes consists of the following:

	For the years ended December 31,
(Dollars in thousands)	2004	2003	2002
Domestic	$17,053	$15,145	$12,131
Foreign	2,502	1,953	1,419

	$19,555	$17,098	$13,550

The provision (benefit) for income taxes was computed as follows:

	For the years ended December 31,
(Dollars in thousands)	2004	2003	2002
Federal income taxes:
Current	$6,035	$4,850	$2,844
Deferred	(152)	127	979

	5,883	4,977	3,823

State income taxes:
Current	767	1,331	743
Deferred	(258)	52	307

	509	1,383	1,050

Foreign income taxes	664	479	547

Provision for income taxes	$7,056	$6,839	$5,420

Total deferred tax assets (liabilities) are as follows at December 31:

(Dollars in thousands)	2004	2003
Total deferred tax assets	$1,092	$1,805
Total deferred tax liabilities	(6,511)	(7,635)

Net deferred tax liability	$(5,419)	$(5,830)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F. INCOME TAXES (continued)

Deferred tax assets (liabilities) are comprised of the following significant items at December 31:

(Dollars in thousands)	2004	2003
Current deferred tax assets:
Inventory and warranty reserves	$603	$774
Accounts receivable reserves	256	249
Accrued vacation and other reserves	233	782

Net current deferred tax asset	1,092	1,805

Noncurrent deferred tax assets (liabilities):
Sales type leases	(1,340)	(2,914)
Depreciation	(6,336)	(5,888)
Amortization	1,165	1,167

Net noncurrent deferred tax liability	(6,511)	(7,635)

Net deferred tax liability	$(5,419)	$(5,830)

The differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate are as follows:

	For the years ended December 31,
(Dollars in thousands)	2004	2003	2002
Provision at statutory rate	$6,844	$5,984	$4,607
State income tax, net of federal tax effect	322	780	648
Foreign rate differences	42	32	74
Other, net	(152)	43	91

Provision for income taxes	$7,056	$6,839	$5,420

The Company is currently under state income tax audit or inquiries for prior tax years. The Company believes that it has provided sufficiently for all additional tax exposures. A favorable settlement of these matters may result in a reduction of future tax provisions, which could be significant. Any such benefit would be recorded upon final resolution with the related taxing authorities.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”) into law. The Company has reviewed the Act and determined it will not have a material impact on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company’s contributions, which are included in selling, general and administrative expenses, were $727,000, $649,000 and $602,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to $2,259,000, $7,204,000 and $3,164,000 during 2004, 2003 and 2002, respectively. Interest paid was $29,000, $44,000 and $157,000 during 2004, 2003 and 2002, respectively.

I. GOODWILL AND INTANGIBLES

During the year ended December 31, 2004, the Company acquired several regional service providers and one supplier of wireless emergency call systems for the senior living industry for an aggregate amount of approximately $5.7 million. The Company completed the purchase price allocation for two of the regional service providers during 2004 and, accordingly, it recorded approximately $0.5 million of goodwill and $2.8 million of other intangible assets, the majority of which the Company will amortize over an estimated life of 15 years. The Company is currently in the process of obtaining information in order to finalize the purchase accounting associated with the purchase of the supplier of wireless emergency call systems for the senior living industry and the remaining regional service providers. The Company expects to complete the purchase price allocation during the second quarter of 2005.

In addition, in accordance with the Company’s assessment of the fair value of assets acquired from its previously announced July 2003 acquisition, the Company recorded approximately $0.3 million of additional goodwill as a result of a payment for certain earnout provisions associated with the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I. GOODWILL AND INTANGIBLES (continued)

The following table represents the type and value of the Company’s intangible assets at December 31, 2004 and December 31, 2003:

	December 31, 2004		December 31, 2003
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$8,821	$0	$7,996	$0

Intangible assets subject to amortization:
Provider agreements	7,236	(5,707)	6,587	(4,679)
Referral sources	14,103	(5,860)	10,005	(4,301)
Employment and non-competition agreements	127	(38)	58	(15)
Customer lists and subscribers	728	(198)	230	—
Other identifiable intangible assets (1)	2,480	(33)	84	(5)

Total intangible assets	24,674	(11,836)	16,964	(9,000)

Total goodwill and intangible assets	$33,495	$(11,836)	$24,960	$(9,000)

(1) The majority of this amount relates to the purchase of a supplier of wireless emergency call systems for the senior living industry and the purchase of service providers in Canada. The Company has not yet finalized the purchase accounting associated with these acquisitions.

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the years ended December 31, 2004, 2003 and 2002 was approximately $2,738,000, $2,478,000 and $2,139,000, respectively.

Estimated amortization expense for intangible assets over the next five years is as follows (dollars in thousands):

Fiscal Year Ending December 31,	Amount
2005	$2,093
2006	1,550
2007	1,162
2008	920
2009	726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

J. OTHER NON-RECURRING ITEM

On May 1, 2003, the Company reached an agreement with one of its former vendors related to the Company’s previously announced matter related to erroneous low-battery signals. The vendor paid the Company $0.7 million in exchange for a mutual release of claims, and the Company recorded this settlement as an other non-recurring item. The payment reimburses the Company for some of the costs it incurred in addressing this matter.

K. LONG TERM DEBT

In July 2004, the Company entered into an amendment to its revolving credit agreement dated August 2002 to increase the credit facility to $30.0 million. The amendment has two components, the first of which is the ability to obtain a revolving credit loan with an interest rate based on the London Interbank Offered Rate (“LIBOR”). The second component is the ability to obtain a revolving credit loan with an interest rate based on the lender’s prime interest rate. The Company has the option to elect to convert any outstanding revolving credit loan to a revolving credit loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and an operating cash flow to total debt service ratio of no less than 1.75 to 1.0.

In addition, there are certain negative covenants that include restrictions on the disposition of the Company’s assets, restrictions on the Company’s capacity to obtain additional debt financing and restrictions on its investment portfolio. The agreement also requires the Company to pay a commitment fee of one-eighth of one percent (1/8%) per annum on the unused amount of the first $15.0 million of the credit facility if the aggregate principal amount of all outstanding revolving credit loans plus outstanding letters of credit does not exceed $15.0 million or one-eight of one percent (1/8%) per annum on the unused amount of the entire credit facility if the aggregate principal amount of all outstanding revolving credit loans plus outstanding letters of credit exceeds $15.0 million.

As a result of certain restrictions on any asset or stock acquisition or disposition of the Company’s assets, during 2004, the Company obtained consents from its bank to enter into an acquisition of a supplier of wireless emergency call systems and to enter into a lease program agreement with a third party. This revolving credit agreement matures in July 2007 and, as of December 31, 2004, there was no debt outstanding under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

L. SEGMENT INFORMATION

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales and marketing operations in both the United States and Canada.

Geographic Segment Data

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 2004, 2003 and 2002 and for the years then ended is presented as follows:

(Dollars in thousands)	2004	2003	2002
Net Sales:
United States	$116,640	$104,716	$96,522
Canada	13,909	11,443	8,486

	$130,549	$116,159	$105,008

Net Income:
United States	$10,660	$8,785	$7,258
Canada	1,839	1,474	872

	$12,499	$10,259	$8,130

Total Assets:
United States	$117,424	$93,238	$77,317
Canada	11,759	8,229	6,343

	$129,183	$101,467	$83,660

M. CONTINGENCIES

The Company is subject to complaints, claims and litigation that arise in the normal course of business. Management is not aware of any significant claims that would have a material adverse effect on the financial position or operations of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

N. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 31, 2004 and December 31, 2003:

		Quarter Ended (Unaudited)
(Dollars in thousands, except per share data)		Mar 31	Jun 30	Sep 30	Dec 31	Full Year
2004	Total revenues	$30,950	$31,515	$33,105	$34,979	$130,549
	Gross profit	16,258	17,192	19,166	19,462	72,078
	Net income	2,186	2,601	3,228	4,484	12,499
	Net income per share, diluted	$0.16	$0.18	$0.23	$0.31	$0.88

2003	Total revenues	$26,802	$28,569	$29,424	$31,364	$116,159
	Gross profit	13,560	14,970	15,503	16,853	60,886
	Net income	1,818	2,610	2,716	3,115	10,259
	Net income per share, diluted	$0.14	$0.19	$0.20	$0.22	$0.76

All per share amounts in 2003 have been adjusted to reflect a two-for-one stock split, in the form of a stock dividend of one additional share for each share held, effected by the Company on December 17, 2003. Certain 2003 amounts have been reclassified to conform to 2004 presentation.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information under the heading “Election of Directors” in our definitive proxy material for our 2005 annual meeting of shareholders is incorporated herein by reference. Information concerning directors and officers appears in Part I of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. We undertake to provide a copy of our code of ethics to any person without charge, upon request to us, c/o Chief Financial Officer, 111 Lawrence Street, Framingham, Massachusetts 01702. We intend to disclose waivers and amendments of provisions of the code, if any, for our principal executive officer, principal financial officer and principal accounting officer that relates to any element of the code of ethics definition enumerated in applicable SEC rules by posting such information, if any, on our Internet website, www.lifelinesys.com.

ITEM 11. Executive Compensation

The information under the heading “Executive Compensation,” excluding the “Report of the Compensation Committee” and the stock performance graph, in our definitive proxy material for our 2005 annual meeting of shareholders is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information under the heading “Stock Ownership Information” in our definitive proxy materials for our 2005 annual meeting of shareholders is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	1,648,465	$11.75	523,754	(2)
Equity compensation plans not approved by security holders (3)	103,439	$5.44	—
Total	1,751,904	$11.38	523,754	(2)

(1)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2004, shares issuable under the 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.
(2)	Includes 164,221 shares issuable under our 2000 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period, which ends on May 31, 2005. The number of shares issuable in connection with any offering period is not determinable until the last day of the offering period, but we estimate that approximately 16,500 shares of Common Stock will be issuable in connection with the current offering period. This estimate is based on (a) initial employee participation, (b) the amounts withheld from each employee’s first paycheck during the offering period and (c) the price of the Common Stock on the first day of the offering period. Also includes 359,353 shares available for issuance under the 2000 Stock Incentive Plan. Under the 2000 Stock Incentive Plan, the number of shares issuable is automatically increased every January 1 by an amount equal to the least of (i) 500,000 shares of Common Stock, (ii) 2.5% of the outstanding shares on such date or (iii) an amount determined by our Board of Directors. In addition, the aggregate number of shares available for the grant of options to non-employee directors is automatically increased every January 1 by the number necessary to cause the total number of shares then available for non-employee directors to be restored to 90,000.
(3)	Our 2000 Employee Stock Option Plan, which was terminated on April 4, 2001, is the only plan that we administer that was not approved by our shareholders.

ITEM 13. Certain Relationships and Related Transactions

None

ITEM 14. Principal Acounting Fees and Services

The information under the heading “Independent Auditors’ Fees” in our definitive proxy materials for our 2005 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

(a)(1) Financial Statements

The following consolidated financial statements of Lifeline Systems, Inc. and the report of independent registered public accounting firm relating thereto, are set forth in Item 8 of this Annual Report on Form 10-K on the pages indicated.

(a)(2) Financial Statement Schedule

The following financial statement schedule of Lifeline Systems, Inc. is filed herewith on the page indicated below.

Page
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002	73

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits

The Exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index, which appears on pages 69 through 72 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELINE SYSTEMS, INC.

March 11, 2005 Date	By:	/s/ Ronald Feinstein
Ronald Feinstein
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ L. Dennis Shapiro L. Dennis Shapiro	Chairman of the Board	March 11, 2005

/s/ Ronald Feinstein Ronald Feinstein	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2005

/s/ Mark G. Beucler Mark G. Beucler	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2005

/s/ Everett N. Baldwin Everett N. Baldwin	Director	March 11, 2005

/s/ Joseph E. Kasputys Joseph E. Kasputys	Director	March 11, 2005

/s/ Carolyn C. Roberts Carolyn C. Roberts	Director	March 11, 2005

/s/ Gordon C. Vineyard Gordon C. Vineyard	Director	March 11, 2005

/s/ S. Ward Casscells S. Ward Casscells	Director	March 11, 2005

/s/ Ellen Feingold Ellen Feingold	Director	March 11, 2005

EXHIBIT INDEX

The following exhibits are, as indicated below, either filed herewith or have previously been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.	Exhibit	SEC Document Reference
Exhibit 2	Articles of Incorporation and By-Laws
3.1	Restated Articles of Organization of the Registrant, as amended	filed herewith
3.2	Amended and Restated Bylaws of the Registrant	Amendment No. 1 to Form S-4 (File No. 333-118929) Exhibit 3.2
Exhibit 4.	Instruments Defining the Rights of Security Holders
4.1	Specimen Stock Certificate	filed herewith
4.2	Rights Agreement between the Registrant and Registrar and Transfer Company, as Rights Agent, dated November 19, 2004	Form 8-A/A filed December 10, 2004 Exhibit 4
Exhibit 10.	Material Contracts
10.01	Medical Expense Reimbursement Plan	Form S-1 (File No. 2-84060) Exhibit 10.21
10.02	1991 Stock Option Plan	1990 10-K Exhibit 10.37
10.03	Amendment No. 1 to the Registrant’s 1991 Stock Option Plan	1996 10-K Exhibit 10.41
10.04	Form of Nonstatutory Stock Option Agreement for the Registrant’s 1991 Stock Option Plan	1992 10-K Exhibit 10.32
10.05	Form of Special Nonstatutory Stock Option Agreement for the Registrant’s 1991 Stock Option Plan	1992 10-K Exhibit 10.33
10.06	1994 Stock Option Plan	1994 10-K Exhibit 10.48
10.07	Amendment No. 1 to the Registrant’s 1994 Stock Option Plan	1996 10-K Exhibit 10.42
10.08	Form of Nonstatutory Stock Option Agreement for the Registrant’s 1994 Stock Option Plan	1994 10-K Exhibit 10.49
10.09	Form of Special Nonstatutory Stock Option Agreement for the Registrant’s 1994 Stock Option Plan	1994 10-K Exhibit 10.50

Exhibit No.	Exhibit	SEC Document Reference
Exhibit 10.	Material Contracts
10.10	2000 Stock Incentive Plan	10-Q for the quarter ended June 30, 2000 Exhibit 10.72
10.11	Form of Nonstatutory Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan	10-Q for the quarter ended September 30, 2004 Exhibit 10.1
10.12	Form of Incentive Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan	10-Q for the quarter ended September 30, 2004 Exhibit 10.2
10.13	Form of Non-Employee Director Nonstatutory Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan	10-Q for the quarter ended September 30, 2004 Exhibit 10.3
10.14	2000 Employee Stock Option Plan	10-Q for the quarter ended June 30, 2000 Exhibit 10.73
10.15	2000 Employee Stock Purchase Plan, as amended	10-Q for the quarter ended March 31, 2004 Exhibit 10.1
10.16	Lease Agreement between the Registrant and Bishop/Clark Associates Limited Partnership dated November 11,1997	1997 10-K Exhibit 10.44
10.17	First Amendment to Lease Agreement between the Registrant and Bishop/Clark Associates Limited Partnership dated June 30, 1998	10-Q for the quarter ended June 30, 1998 Exhibit 10.52
10.18	Second Amendment to Lease Agreement between the Registrant and Bishop/Clark Associates Limited Partnership dated November 18, 1999	1999 10-K Exhibit 10.67
10.19	Lease Agreement between the Registrant and Clark’s Hill, LLC dated June 21, 2002	10-Q for the quarter ended June 30, 2002 Exhibit 10.04
10.20	Notice of Lease Amendment between the Registrant and Clark’s Hill, LLC dated March 12, 2004	10-Q for the quarter ended June 30, 2004 Exhibit 10.2
10.21	Restricted Stock Agreement between the Registrant and Ronald Feinstein dated February 12, 2003	10-Q for the quarter ended March 31, 2003 Exhibit 10.1
10.22	Nonstatutory Stock Option Agreement between the Registrant and Ronald Feinstein dated February 13, 2003	10-Q for the quarter ended March 31, 2003 Exhibit 10.2
10.23	Employment and Noncompetition Agreement between the Registrant and Ronald Feinstein dated May 1, 2003	10-K for the year ended December 31, 2003

Exhibit No.	Exhibit	SEC Document Reference
Exhibit 10.	Material Contracts
10.24	Employment Agreement between Leonard Wechsler and Lifeline Systems Canada, Inc. dated March 3, 2003	2002 10-K Exhibit 10.35
10.25	Form of Change of Control Agreement between the Registrant and each of Richard Reich, Donald Strange and Dennis Hurley	1997 10-K Exhibit 10.49
10.26	Form of Change of Control Agreement between the Registrant and each of Ellen Berezin, Mark Beucler and Edward Bolesky	filed herewith
10.27	Tax Increment Financing Agreement between the Registrant, the Town of Framingham and Bishop 108 Associated limited Partnership dated October 25, 2000	2000 10-K Exhibit 10.74
10.28	Revolving Credit Agreement between the Registrant and Citizens Bank of Massachusetts dated August 28, 2002	10-Q for the quarter ended September 30, 2002 Exhibit 10.1
10.29	First Amendment to Revolving Credit Agreement dated February 1, 2004	10-Q for the quarter ended September 30, 2004 Exhibit 10.3
10.30	Second Amendment to Revolving Credit Agreement dated July 15, 2004	10-Q for the quarter ended June 30, 2004 Exhibit 10.1
10.31	Third Amendment to Revolving Credit Agreement, Joinder, Limited Consent and Waiver dated December 9, 2004	filed herewith
10.32	Asset Purchase Agreement between the Registrant and March Networks Corporation dated July 16, 2003	10-Q for the quarter ended September 30, 2003 Exhibit 10.1
10.33	Agreement and Plan of Share Exchange dated October 25, 2004	8-K dated October 25, 2004
*10.34	2005 Officer Incentive Plan	filed herewith
10.35	Compensatory Arrangements with Executive Officers	filed herewith

Exhibit No.	Exhibit	SEC Document Reference
Exhibit 10.	Material Contracts
10.36	Compensatory Arrangements with Non-Employee Directors	filed herewith
*10.37	Purchase and Sale Agreement dated November 19, 2003 between the Registrant and De Lage Landen Financial Services	filed herewith
Exhibit 21.	Subsidiaries
21.1	Subsidiaries of the Registrant	filed herewith
Exhibit 23.	Consents of Experts and Counsel
23.1	Consent of PricewaterhouseCoopers LLP	filed herewith
Exhibit 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith
31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith
Exhibit 32.	Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

* Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

LIFELINE SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs & Expenses	Deductions(1)	Balance at End of Year
2004
Allowance for doubtful receivables:
Trade accounts receivable	$470	$436	$285	$621
Lease receivables	358	—	338	20

Total	$828	$436	$623	$641

2003
Allowance for doubtful receivables:
Trade accounts receivable	$329	$348	$207	$470
Lease receivables	134	224	—	358

Total	$463	$572	$207	$828

2002
Allowance for doubtful receivables:
Trade accounts receivable	$442	$174	$287	$329
Lease receivables	356	24	246	134

Total	$798	$198	$533	$463

1)	Uncollectible accounts and adjustments.