Form 10-Q
period 2005-03-31
Lifeline Systems, Inc.
filed 2005-05-05
CIK 1302676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005	Commission File Number 000-51069

LIFELINE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	20-1591429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Lawrence Street Framingham, Massachusetts	01702-8156
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s class of common stock, $0.02 par value per share, as of April 30, 2005:  13,951,653

LIFELINE SYSTEMS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets – March 31, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Income and Comprehensive Income (unaudited) – Three months ended March 31, 2005 and 2004	4

Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2005 and 2004	5

Notes to Consolidated Financial Statements (unaudited)	6-12

ITEM 2.

Management’s Discussion and Analysis of Results of Operations and Financial Condition	13-25

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4.

Controls and Procedures	27

PART II. OTHER INFORMATION

ITEM 6.

Exhibits	27

SIGNATURES	28

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,013	$42,428
Short-term investments	5,000	5,000
Accounts receivable, net	10,864	12,209
Inventories	5,369	4,546
Net investment in sales-type leases	1,874	1,906
Prepaid expenses and other current assets	2,315	2,369
Deferred income taxes	1,092	1,092

Total current assets	67,527	69,550

Property and equipment, net	33,281	34,030
Goodwill, net	9,031	8,821
Other intangible assets, net	14,074	12,838
Net investment in sales-type leases	3,243	3,636
Other assets	91	173

Total assets	$127,247	$129,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,040	$2,485
Accrued expenses	4,633	4,631
Accrued payroll and payroll taxes	3,468	5,910
Accrued income taxes	1,453	3,714
Deferred revenues	1,883	2,150
Other current liabilities	2,439	2,604

Total current liabilities	15,916	21,494

Deferred income taxes	6,511	6,511
Other non-current liabilities	3,006	3,302

Total liabilities	25,433	31,307
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value, 50,000,000 shares authorized, 13,934,723 shares issued and outstanding at March 31, 2005 and 13,832,630 shares issued and outstanding at December 31, 2004	279	277
Additional paid-in capital	31,452	30,657
Retained earnings	69,601	66,334
Unearned compensation	(434)	(471)
Accumulated other comprehensive income/cumulative translation adjustment	916	944

Total stockholders’ equity	101,814	97,741

Total liabilities and stockholders’ equity	$127,247	$129,048

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues
Services	$28,407	$24,676
Net product sales	6,501	6,020
Finance income	81	254

Total revenues	34,989	30,950

Costs and expenses
Cost of services	13,136	12,523
Cost of product sales	2,363	2,169
Selling, general, and administrative	14,415	12,107
Research and development	615	510

Total costs and expenses	30,529	27,309

Income from operations	4,460	3,641

Other income (expense)
Interest income	216	76
Interest expense	(9)	(7)
Other income (expense)	12	(6)

Total other income, net	219	63

Income before income taxes	4,679	3,704
Provision for income taxes	1,412	1,518

Net income	3,267	2,186
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(20)	(29)

Comprehensive income	$3,247	$2,157

Net income per weighted average share:
Basic	$0.24	$0.16

Diluted	$0.23	$0.16

Weighted average shares:
Basic	13,804	13,433

Diluted	14,464	14,008

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,267	$2,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,366	3,300
Deferred income taxes	—	(55)
Amortization of unearned compensation	37	37
Changes in operating assets and liabilities:
Accounts receivable	1,339	1,008
Inventories	(823)	157
Net investment in sales-type leases	425	192
Prepaid expenses, other current assets and other assets	136	597
Accrued payroll and payroll taxes	(2,437)	(2,245)
Accounts payable, accrued expenses and other liabilities	(1,162)	(503)
Accrued income taxes	(2,260)	1,379

Net cash provided by operating activities	1,888	6,053

Cash flows from investing activities:
Additions to property and equipment	(2,010)	(1,515)
Business purchases and other	(2,084)	(2,482)

Net cash used in investing activities	(4,094)	(3,997)

Cash flows from financing activities:
Proceeds from stock options exercised	797	477

Net cash provided by financing activities	797	477

Effect of foreign exchange on cash	(6)	(11)

Net (decrease)increase in cash and cash equivalents	(1,415)	2,522
Cash and cash equivalents at beginning of period	42,428	21,356

Cash and cash equivalents at end of period	$41,013	$23,878

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The information furnished has been prepared from the accounts without audit. In the opinion of Lifeline Systems, Inc. (the “Company” or “we”), the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of March 31, 2005, the consolidated statements of income and comprehensive income for the three months ended March 31, 2005 and 2004 and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.

These statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, commonly referred to as the SEC, on March 11, 2005, for the year ended December 31, 2004.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

Reclassification

Certain 2004 amounts have been reclassified to conform to 2005 presentation.

2.	CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS

The Company considers all securities purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s investments are deemed to be available for sale. They are carried at fair value, which approximates cost. Short-term investments consist solely of certificates of deposit with maturity dates of less than one year. The Company maintained approximately $41.3 million and $45.0 million at March 31, 2005 and December 31, 2004, respectively, of its cash and cash equivalents and short term investments with a single institution. The Company has not experienced any losses associated with deposits at this institution. In accordance with its investment policy, the Company may from time to time invest in long-term investments with terms greater than one year in order to increase the return on its cash balance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3. Details of certain balance sheet captions are as follows (in thousands):

	March 31, 2005	December 31, 2004
Inventories:
Purchased parts and assemblies	$1,124	$923
Work-in-process	133	177
Finished goods	4,112	3,446

Total inventory	$5,369	$4,546

Property and equipment:
Equipment	$35,566	$34,760
Furniture and fixtures	4,337	4,314
Equipment rented to customers	25,763	24,946
Leasehold improvements	8,715	8,718
Construction in progress	1,581	1,313

	75,962	74,051
Less: accumulated depreciation and amortization	(42,681)	(40,021)

Total property and equipment, net	$33,281	$34,030

4. STOCKHOLDERS’ EQUITY

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, with respect to the measurement of compensation cost for options granted under the Company’s stock-based employee compensation plans. No employee compensation expense has been recorded, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, supersedes APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R must be adopted by the first fiscal year beginning after June 15, 2005. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

4. STOCKHOLDERS’ EQUITY (continued)

regarding the valuation of share-based compensation arrangements for public companies. The Company is currently completing its evaluation of the adoption of SFAS 123R and the impact that this statement will have on its results of operations. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2005	2004
Net income, as reported	$3,267	$2,186
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	31	22
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(588)	(354)

Pro forma net income	$2,710	$1,854

Earnings per share

Basic - as reported	$0.24	$0.16

Basic - pro forma	$0.20	$0.14

Diluted - as reported	$0.23	$0.16

Diluted - pro forma	$0.19	$0.13

For the three months ended March 31, 2005, there were no options excluded from the computation of diluted net income per share. For the three months ended March 31, 2004, options to purchase 278,900 shares at an average exercise price of $20.23 were not included in the computation of diluted net income per share, as their effect would have been anti-dilutive.

Restricted Stock

In accordance with the terms of an employment agreement between the Company and its Chief Executive Officer, the Company issued 72,000 shares of restricted stock to its Chief Executive Officer, effective February 13, 2003, in consideration of future services. The shares are subject to vesting at the rate of one-third of such shares at the end of the 36th month following the date of grant, one third at the end of the 48th month following the date of grant, and one-third at the end of the 60th month following the date of grant. The fair market value of these shares was recorded as unearned compensation expense within Stockholders’ Equity and is being expensed as part of selling, general and administrative expenses from the date of issuance over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

4. STOCKHOLDERS’ EQUITY (continued)

Stock Appreciation Rights

On February 2, 2005, the Company granted its Chief Executive Officer a stock appreciation right based on 25,000 shares of the Company’s common stock at an exercise price of $26.46 per share, which will be settled in the Company’s common stock. The stock appreciation right vests in 16 equal quarterly installments, commencing on May 2, 2005 and will expire on February 2, 2012.

5. SEGMENT INFORMATION

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales and marketing operations in both the United States and Canada.

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended March 31, 2005 and 2004 and the financial position as of March 31, 2005 and December 31, 2004 is presented as follows:

	Three months ended March 31,
(Dollars in thousands)	2005	2004
Net Sales:
United States	$30,696	$27,701
Canada	4,293	3,249

	$34,989	$30,950

Net Income:
United States	$2,689	$1,950
Canada	578	236

	$3,267	$2,186

	March 31, 2005	December 31, 2004
Total Assets:
United States	$114,638	$117,289
Canada	12,609	11,759

	$127,247	$129,048

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6. GOODWILL AND INTANGIBLES

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

The Company also records intangible assets related to the business’ referral sources and other business relationships, which are amortized over the estimated useful life. Any excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6. GOODWILL AND INTANGIBLES (continued)

The following table represents the type and value of the Company’s intangible assets at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$9,031	$0	$8,821	$0

Intangible assets subject to amortization:
Provider agreements	7,296	(5,905)	7,236	(5,707)
Referral sources	14,336	(6,186)	14,103	(5,860)
Employment and non-competition agreements	127	(44)	127	(38)
Customer lists	728	(264)	728	(198)
Other identifiable intangible assets (1)	4,046	(60)	2,480	(33)

Total intangible assets	$26,533	$(12,459)	$24,674	$(11,836)

(1)	The majority of this amount relates to the purchase of a supplier of wireless emergency call systems for the senior living industry and the purchase of service providers in Canada. For the three months ended March 31, 2005 this amount also includes the purchase of service providers in the U.S. The Company has not yet finalized the purchase accounting associated with these acquisitions.

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the three months ended March 31, 2005 and 2004 was approximately $634,000 and $698,000, respectively.

In accordance with the Company’s assessment of the fair value of assets acquired from its July 2003 senior living acquisition, the Company recorded approximately $0.2 million of additional goodwill during the first quarter of 2005 as a result of a payment for certain earnout provisions associated with the agreement.

Estimated amortization expense for intangible assets over the next five years is as follows (dollars in thousands):

Fiscal Year Ending December 31,	Amount
2005	$2,473
2006	1,994
2007	1,561
2008	1,316
2009	1,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

7. PRODUCT WARRANTY

The Company’s products are generally under warranty against defects in material and workmanship.

Changes in product warranty obligations for the three months ended March 31, 2005 and for the year ended December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Balance, beginning of year	$201	$208
Provision for warranty	127	305
Warranty utilized	(129)	(312)

Balance, end of year	$199	$201

8. NEWLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS 123, supersedes APB 25 and amends FASB Statement No. 95. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R must be adopted by the first fiscal year beginning after June 15, 2005. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation arrangements for public companies. The Company is currently completing its evaluation of the adoption of SFAS 123R and the impact that this statement will have on its results of operations. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company is in the process of evaluating the impact of SFAS 151 and does not believe the adoption of the standard will have a material impact on the Company upon adoption in fiscal 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to, among other things, our future revenues, operating income or earnings per share. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that may cause our actual results to vary materially from those forecast or projected in any such forward-looking statement. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” Our failure to successfully address any of these factors could have a material adverse effect on our future results of operations.

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

Our PERS products and services consist principally of a home communicator connected to the telephone and a wireless personal help button which, when activated, initiates an automated digital telephone signal to one of our centralized monitoring facilities. Our monitoring technology platform retrieves the subscriber’s record from our centralized database and routes the call to one of our highly-trained monitoring professionals. Our monitoring professionals follow a prescribed response protocol to quickly assess the nature of the call through immediate two-way, voice-to-voice communication and provide a prompt, appropriate response in a respectful and compassionate manner. This response may consist of contacting local ambulance, police or fire services or family, friends and neighbors. As of March 31, 2005, we monitored approximately 433,000 PERS subscribers in the United States and Canada. Approximately 75,000 additional individuals are monitored independently by hospitals and other health care providers on monitoring platforms purchased from us.

In 2003, we formed our senior living division to provide complementary PERS products to assisted living and other senior living facilities as a replacement for, or upgrade from, existing emergency call systems. We believe our senior living products are superior to existing call systems in these facilities, which are typically operated by a pull-cord and do not allow for immediate two-way, voice-to-voice communication. Our senior living products include a personal help button, home communicator and monitoring platform with preloaded, customized monitoring software for use by the facility. As of March 31, 2005 our senior living products were installed in approximately 1,200 senior living facilities in 40 states, which monitored approximately 100,000 residents.

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

RESULTS OF OPERATIONS

Total revenues for the three months ended March 31, 2005 increased 13% to $35.0 million from $31.0 million for the three months ended March 31, 2004.

Services Revenue

Services revenue increased approximately 15% for the three months ended March 31, 2005 to $28.4 million from $24.7 million for the same period in 2004. The increase in our services revenues is mainly a result of the growth of our monitored subscriber base by 9% to approximately 433,000 subscribers as of March 31, 2005 from approximately 396,000 subscribers as of March 31, 2004 and our continued improvement in the lifetime revenue per subscriber we generate.

Our ability to sustain this level of services revenue growth depends on our ability to continue with enhancements in service delivery, retain subscribers for longer periods of time, develop and implement strategies to increase the revenue each subscriber generates, expand the market for our personal response services and focus on health care channel initiatives to help our customers grow their subscriber base. We believe that the high quality of our services, quality of our equipment and our commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting our growth objectives.

Net Product Sales

Net product sales for the first quarter of 2005 increased 8% to $6.5 million from $6.0 million for the first quarter of 2004. The increase is primarily attributable to the contribution from sales of wireless emergency call systems for the senior living industry following our acquisition of a supplier of these systems in June 2004. We were also successful in encouraging our hospital programs to grow their Lifeline programs as well as upgrade their subscribers’ PERS products.

Cost of Services

We believe that service gross margin (services revenue less cost of services) is a key factor of our profitability. We have focused on continued improvement in our service gross margin in part by undertaking cost reduction initiatives. These initiatives include improved productivity in our monitoring facilities, greater efficiency of subscriber enrollment and leveraging the capabilities of our CareSystem monitoring platform.

Cost of services, as a percentage of service revenues, decreased 5% to 46% for the three months ended March 31, 2005 as compared to 51% for the three months ended March 31, 2004 mainly as a result of us leveraging our fixed cost base as services revenue grows. On a dollar basis, cost of services increased $0.6 million for the first quarter of 2005 as compared to the same period in 2004 mainly as a result of growth in the number of subscribers serviced under our OneSource offering. This resulted in an increase in related expenses such as depreciation of Company-owned home communicators provided to OneSource subscribers as part of that service, certain operational costs including data entry, customer service, sales and support and increased costs for our government services division as we continue to grow this portion of our business. We expect to continue with our service gross margin initiatives for the remainder of 2005.

Cost of Product Sales

Cost of product sales as a percentage of net product sales was consistent at 36% for the quarters ended March 31, 2005 and 2004. The consistency we experienced was related, in part, to increased sales of our PERS products at higher average selling prices in the first quarter of 2005 as compared the first quarter of 2004. Also, sales of our standard wireless emergency call systems to our senior living customers which we generated in the first quarter of 2005 as a result of our June 2004 senior living acquisition favorably impacted cost of sales as a percentage of revenue on a comparative basis. The products associated with this solution maintain lower costs as a percentage of product sales than our non-wireless emergency call system senior living solution. These positive factors were offset by less efficiencies realized in manufacturing our product for the three months ended March 31, 2005 as compared to the same period in 2004 as the three months ended March 31, 2004 was favorably impacted by the efficiencies created from the high production of our new communicator which was introduced in the second quarter of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, as a percentage of total revenues, was 41% for the three months ended March 31, 2005 as compared to 39% for the three months ended March 31, 2004 and represented a $2.3 million increase. We continued to experience increased expenses for our senior living initiative, including approximately $0.6 million of incremental operational costs associated with our June 2004 acquisition. We incurred approximately $1.2 million of increased expenditures associated with our business and marketing initiatives, including the ongoing investment in our health care direct marketing campaign and related information technology costs related to these business and marketing initiatives. We expect that SG&A expenses as a percentage of total revenues will range between 39% and 41% of total revenues for the year ending December 31, 2005 as we continue with our business initiatives.

Research and Development

Research and development expenses were approximately 2% of total revenues for each of the three months ended March 31, 2005 and 2004. Research and development efforts are focused on ongoing product improvements and developments. We expect to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2005.

Taxes

Our effective tax rate was 30% for the three months ended March 31, 2005 compared to 41% for the same period in 2004. The lower effective tax rate was primarily due the receipt of a favorable tax settlement of a recent state income tax audit as well as our holding company reorganization, which we completed in December 2004. We expect our normalized effective tax rate to be approximately 39% in 2005.

We are currently under state income tax audit or inquiries for prior tax years. We believe that we have provided sufficiently for all tax exposures. A favorable settlement from audits or the expiration of the statute of limitations may result in a future tax benefit, which could be significant. Any such benefit would be recorded upon final resolution with the related taxing authorities, or closing of a statute of limitation.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2005, our portfolio of cash and cash equivalents decreased approximately $1.4 million to $41.0 million from $42.4 million at December 31, 2004. We experienced an increase in cash provided by operating activities of approximately $1.9 million, which reflected the growth in our profitability and the impact of continued improvements in collections of our accounts receivable portfolio, generating approximately $1.3 million and resulting in a reduction in days sales outstanding (DSO) from 31 days for the three months ended March 31, 2004 to 29 days for the three months ended March 31, 2005. This increase, however, was offset by net payroll related payments of $2.4 million, primarily as a result of the payout of management and sales bonuses relating to our fiscal 2004, net payments of $2.3 million for income tax obligations and $1.2 million of payments primarily as a result of the timing of expenditures related to our business and marketing initiatives.

During the three months ended March 31, 2005, we incurred expenditures of approximately $2.0 million for purchases of property and equipment in the ordinary course of business, including approximately $0.9 million for Company–owned equipment provided to customers and subscribers under our OneSource and Product and Service Fee (“PSF”) offerings. We also spent a total of approximately $2.1 million for provider agreements for Lifeline Monitoring Services (“LMS”) and PSF offerings and for business acquisitions during the first three months of 2005, including the acquisition of a small regional service provider and acquisitions of OneSource businesses.

We have a $30.0 million credit facility with Citizens Bank of Massachusetts that expires in July 2007. As of March 31, 2005, we did not have any debt outstanding under this facility.

The following table summarizes our contractual obligations as of March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

(Dollars in thousands)

	2005	2006	2007	2008	2009	Thereafter (1)
Contractual Obligations (2):
Operating leases	$1,355	$1,697	$1,611	$1,519	$1,590	$5,872

Total Obligations	$1,355	$1,697	$1,611	$1,519	$1,590	$5,872

(1)	The majority of this amount represents contractual obligations on our corporate facility lease through 2013 and our second U.S. monitoring facility through 2012.
(2)	The table does not include the line of credit, for up to $30.0 million, which matures in July 2007 and under which no amounts were outstanding at March 31, 2005, or certain earnout provisions for some of our acquisitions from 2003 and 2004.

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

Revenue Recognition

We record monitoring service revenue in the month service is provided under our OneSource, Product and Service Fee (“PSF”) and Lifeline Monitoring Services (“LMS”) service offerings. Under our OneSource and PSF offerings, the monitoring service can be cancelled without penalty at any time by the subscriber and no product revenue is recognized because the subscriber does not acquire title to any product. However, customers who choose our LMS service offering purchase the home communicators from us which the customer then provides to its subscribers. In this instance, we record product revenue upon shipment, as title to the equipment passes to the customer at that time.

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

During the three months ended March 31, 2005, we entered into a variety of LMS and PSF provider agreements and purchased several OneSource businesses. We used accounting estimates and judgments to determine the fair value of assets and liabilities, if any. We did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting for these arrangements; however, we did record intangible assets related to the specific arrangements and we are amortizing these costs over the expected lives of the identified intangible assets, which range from five to 15 years. Any change in assumptions could either result in a decrease or increase in the estimated life. A decrease in estimated life would reduce our net income and an increase in estimated life would increase our net income.

During the three months ended March 31, 2005, we acquired a regional service provider and are currently in the process of finalizing the purchase accounting associated with this acquisition.

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

Net investment in sales-type leases

We considered the requirements of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) when considering the accounting treatment associated with the assignment of approximately $4.0 million of our lease-portfolio net investment to a third party in December 2004. Paragraph 9 of SFAS 140 outlines the conditions that are required to be met for specific accounting treatment to be applied to this assignment. Similar to the assignment of $1.5 million of our lease-portfolio net investment in December 2003, we concluded that the appropriate accounting treatment was for the net investment of the assigned portfolio to remain on our books with an offsetting liability which will be amortized over the remaining terms of the leases. We also recorded deferred finance income on the assignment that will be recognized as part of finance income as the leases expire.

Taxes

We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are currently under state income tax audit or inquiries for prior tax years. We believe that we have provided sufficiently for all tax exposures. A favorable settlement from audits or the expiration of the statute of limitations may result in a future tax benefit, which could be significant. Any such benefit would be recorded upon final resolution with the related taxing authorities, or closing of a statute of limitation.

NEWLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS 123, supersedes APB 25 and amends FASB Statement No. 95. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R must be adopted by the first fiscal year beginning after June 15, 2005. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation arrangements for public companies. We are currently completing our evaluation of the adoption of SFAS 123R and the impact that this statement will have on our results of operations. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

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

Our Canadian operations, which represented approximately 12% of our total revenues for the three-months ended March 31, 2005, subject us to risks, including:

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

As of March 31, 2005, less than 10% of our centrally-monitored subscribers were billed under state Medicaid contracts, representing less than 10% of our total revenue for the quarter then ended. As we pursue our acquisition strategy, we anticipate that the proportion of our revenues from Medicaid programs may increase due to the large number of Medicaid subscribers associated with the smaller locally-operated PERS providers that are acquisition prospects. If government-funded health care programs tighten their program eligibility standards, impose new coverage restrictions or reduce or eliminate payments for our services, these subscribers may not have the financial resources to continue our service. In addition, it is typically more difficult to collect accounts receivable from sales to Medicaid programs than from private payors.

Our business is subject to U.S. state and federal government regulation, as well as Canadian regulation, and may be subject to additional regulations in the future. If we fail to comply with applicable regulations, our revenue, operating margin and profitability could suffer.

Our monitoring equipment is registered with the Federal Communication Commission, or FCC, and the Food and Drug Administration, or FDA, in the United States and certified by Industry Canada in Canada. Our revenue, operating margin and profitability could be adversely affected by new laws and/or regulations, changes in the interpretation of existing laws and/or regulations, reductions in funding or imposition of additional limits on reimbursements. Furthermore, as a provider of services under government-funded health care programs, we are subject to fraud and abuse, anti-referral and anti-kickback laws and regulations that impose stringent limitations on our compensation, consulting, marketing and other business relationships with health care providers and other businesses.

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

Because we are engaged in commercial activities in Canada, our business is subject to Canadian privacy legislation. In addition, we must comply with provincial health information legislation as a result of the individually identifiable health information of our subscribers that we maintain. These federal and provincial laws require us to obtain consent to collect, use and disclose personal information and to implement procedures to keep this information secure.

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

Our future success depends to a significant extent upon the continued service of our executive management team and other key employees. The loss of the services of one or more of these individuals could harm our business and our ability to execute on our business strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We have no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at March 31, 2005. We believe that we currently have no material exposure to interest rate and foreign currency exchange rate risks in our instruments entered into for other than trading purposes.

Interest rates

Our balance sheet may from time to time include an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. We have the ability to obtain a revolving credit loan with an interest rate based on LIBOR or a revolving credit loan with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in our interest expense. As of March 31, 2005, we did not have any outstanding balances associated with our credit facility and, therefore, our consolidated financial position, results of operations and cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar as a result of the sale of our products and services in Canada and translation adjustments associated with the conversion of our Canadian subsidiary’s currency into the reporting currency (U.S. dollar). As such, our exposure to changes in Canadian exchange rates could impact our consolidated financial position, results of operations and cash flows. We performed a sensitivity analysis as of March 31, 2005 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates would not materially affect our consolidated financial position, results of operations or cash flows. Our sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for our services/products as a result of the currency fluctuations or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The Exhibits that are filed with this Report are set forth in the Exhibit Index, which appears on page 29 hereof.

LIFELINE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELINE SYSTEMS, INC.

May 5, 2005	/s/ Ronald Feinstein
Date	Ronald Feinstein
Chief Executive Officer and President

May 5, 2005	/s/ Mark G. Beucler
Date	Mark G. Beucler
Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	2000 Stock Incentive Plan, as amended

31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002