Form 10-Q
period 2005-06-30
Lifeline Systems, Inc.
filed 2005-08-04
CIK 1302676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005	Commission File Number 000-51069

LIFELINE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	20-1591429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Lawrence Street Framingham, Massachusetts	01702-8156
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the issuer’s class of common stock, $0.02 par value per share, as of July 31, 2005: 14,093,100

LIFELINE SYSTEMS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets – June 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Income and Comprehensive Income (unaudited) – Three and six months ended June 30, 2005 and 2004	4

Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2005 and 2004	5

Notes to Consolidated Financial Statements (unaudited)	6-14

ITEM 2.

Management’s Discussion and Analysis of Results of Operations and Financial Condition	15-28

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 4.

Controls and Procedures	29

PART II. OTHER INFORMATION

ITEM 4.

Submission of Matters to a Vote of Security Holders	30

ITEM 6.

Exhibits	31

SIGNATURES	32

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,697	$42,428
Short-term investments	999	5,000
Accounts receivable, net	11,687	12,209
Inventories	5,336	4,546
Net investment in sales-type leases	1,754	1,906
Prepaid expenses and other current assets	1,987	2,369
Deferred income taxes	1,092	1,092

Total current assets	58,552	69,550
Long-term investments	15,975	—
Property and equipment, net	33,131	34,030
Goodwill	10,295	8,821
Other intangible assets, net	14,027	12,838
Net investment in sales-type leases	2,883	3,636
Other assets	91	173

Total assets	$134,954	$129,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,684	$2,485
Accrued expenses	5,231	4,631
Accrued payroll and payroll taxes	4,450	5,910
Accrued income taxes	—	3,714
Deferred revenues	2,165	2,150
Other current liabilities	2,332	2,604

Total current liabilities	16,862	21,494
Deferred income taxes	6,718	6,511
Other non-current liabilities	2,780	3,302

Total liabilities	26,360	31,307
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value, 50,000,000 shares authorized, 14,092,950 shares issued and outstanding at June 30, 2005 and 13,832,630 shares issued and outstanding at December 31, 2004	282	277
Additional paid-in capital	34,915	30,657
Retained earnings	73,004	66,334
Unearned compensation	(396)	(471)
Accumulated other comprehensive income	789	944

Total stockholders’ equity	108,594	97,741

Total liabilities and stockholders’ equity	$134,954	$129,048

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except for per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Services	$29,230	$25,299	$57,637	$49,975
Net product sales	7,624	5,984	14,125	12,004
Finance income	38	232	119	486

Total revenues	36,892	31,515	71,881	62,465

Costs and expenses
Cost of services	13,372	12,281	26,508	24,804
Cost of product sales	2,652	2,042	5,015	4,211
Selling, general and administrative	15,021	12,335	29,436	24,442
Research and development	544	540	1,159	1,050

Total costs and expenses	31,589	27,198	62,118	54,507

Income from operations	5,303	4,317	9,763	7,958

Other income (expense)
Interest income	270	105	483	180
Interest expense	(10)	(5)	(19)	(11)
Other expense	(31)	(8)	(16)	(14)

Total other income, net	229	92	448	155

Income before income taxes	5,532	4,409	10,211	8,113
Provision for income taxes	2,129	1,808	3,541	3,326

Net income	3,403	2,601	6,670	4,787
Other comprehensive loss, net of tax
Unrealized loss on investments	(17)	—	(17)	—
Foreign currency translation adjustments	(61)	(50)	(78)	(78)

Comprehensive income	$3,325	$2,551	$6,575	$4,709

Net income per weighted average share:
Basic	$0.24	$0.19	$0.48	$0.36

Diluted	$0.23	$0.18	$0.46	$0.34

Weighted average shares:
Basic	13,941	13,587	13,863	13,474

Diluted	14,647	14,148	14,548	14,045

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,670	$4,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,593	6,630
Deferred income taxes	—	(55)
Tax benefit from exercise of employee stock options	1,451	1,107
Amortization of unearned compensation	75	75
Changes in operating assets and liabilities:
Accounts receivable	498	400
Inventories	(830)	543
Net investment in sales-type leases	905	470
Prepaid expenses, other current assets and other assets	483	2,972
Accrued payroll and payroll taxes	(1,495)	827
Accounts payable, accrued expenses and other liabilities	(99)	(1,203)
Accrued income taxes	(5,183)	(313)

Net cash provided by operating activities	9,068	16,240

Cash flows from investing activities:
Purchases of investments	(17,001)	—
Sales and maturities of investments	5,000	—
Additions to property and equipment	(4,569)	(3,836)
Business purchases and other	(3,506)	(4,809)

Net cash used in investing activities	(20,076)	(8,645)

Cash flows from financing activities:
Proceeds from stock options exercised	4,263	3,022

Net cash provided by financing activities	4,263	3,022

Effect of foreign exchange on cash	14	(32)

Net (decrease) increase in cash and cash equivalents	(6,731)	10,585
Cash and cash equivalents at beginning of period	42,428	21,356

Cash and cash equivalents at end of period	$35,697	$31,941

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The information furnished has been prepared from the accounts without audit. In the opinion of Lifeline Systems, Inc. (the “Company” or “we”), the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of June 30, 2005, the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004.

These statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, commonly referred to as the SEC, on March 11, 2005.

The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

Reclassification

Certain 2004 amounts have been reclassified to conform to 2005 presentation.

2.	CASH AND CASH EQUIVALENTS, INVESTMENTS

The Company considers all securities purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. They are carried at fair value, which approximates cost. The Company’s investments are deemed to be available for sale. Short-term investments consist primarily of obligations of the U.S. Government and its agencies with maturities at date of acquisition beyond three months and less than one year. Long-term investments consist primarily of obligations of the U.S. Government and its agencies and corporate bonds with maturities at date of acquisition beyond one year and less than three years. Investments are carried at fair value, which approximates cost. The Company maintained approximately $46.4 million and $45.0 million at June 30, 2005 and December 31, 2004, respectively, of its cash and cash equivalents and investments with a single institution. The Company has not experienced any losses associated with deposits at this institution.

Dollars in thousands	Maturity at June 30, 2005
Type of Security	Less than one year	More than one year	Total
U.S. Government and Agency Securities	$999	$9,986	$10,985
Corporate Bonds	—	5,989	5,989

Total short-term and long-term investments	$999	$15,975	$16,974
Cash and Cash Equivalents			35,697

Total cash and cash equivalents and investments			$52,671

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

2. CASH AND CASH EQUIVALENTS, INVESTMENTS (continued)

As of June 30, 2005, the Company had a total fair value of approximately $17.0 million of securities with unrealized losses of approximately $28,000. For investments in an unrealized loss position, the Company has the intent and ability to hold these investments until the full recovery of their carrying value. For anything other than a temporary decline in market value, the Company would record an impairment charge. During the six months ended June 30, 2005, the Company has not experienced such a situation.

3. Details of certain balance sheet captions are as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Inventories:
Purchased parts and assemblies	$1,345	$923
Work-in-process	165	177
Finished goods	3,826	3,446

Total inventory	$5,336	$4,546

Property and equipment:
Equipment	$36,056	$34,760
Furniture and fixtures	4,351	4,314
Equipment rented to customers	26,942	24,946
Leasehold improvements	8,710	8,718
Construction in progress	2,160	1,313

	78,219	74,051
Less:accumulated depreciation and amortization	(45,088)	(40,021)

Total property and equipment, net	$33,131	$34,030

4. STOCKHOLDERS’ EQUITY

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, with respect to the measurement of compensation cost for options granted under the Company’s stock-based employee compensation plans. No employee compensation expense has been recorded, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

4. STOCKHOLDERS’ EQUITY (continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, supersedes APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R must be adopted by the first fiscal year beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation arrangements for public companies. The Company is currently completing its evaluation of the adoption of SFAS 123R and the impact that this statement will have on its results of operations. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 and 2004 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$3,403	$2,601	$6,670	$4,787
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	31	22	57	44
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(398)	(374)	(985)	(748)

Pro forma net income	$3,036	$2,249	$5,742	$4,083

Earnings per share
Basic - as reported	$0.24	$0.19	$0.48	$0.36

Basic - pro forma	$0.22	$0.17	$0.41	$0.30

Diluted - as reported	$0.23	$0.18	$0.46	$0.34

Diluted - pro forma	$0.21	$0.16	$0.39	$0.29

For the three months ended June 30, 2005, there were no options excluded from the computation of diluted net income per share. For the six months ended June 30, 2005, options to purchase 50,000 shares at an average exercise price of $32.22 were not included in the computation of diluted net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

4. STOCKHOLDERS’ EQUITY (continued)

income per share, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2004, options to purchase 70,000 shares at an average exercise price of $21.09 per share were not included in the computation of diluted net income per share, as their effect would have been anti-dilutive.

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

Stock Appreciation Rights

On February 2, 2005, the Company granted its Chief Executive Officer a stock appreciation right based on 25,000 shares of the Company’s common stock at an exercise price of $26.46 per share, which will be settled in the Company’s common stock. The stock appreciation right vests in 16 equal quarterly installments, commencing on May 2, 2005, and will expire on February 2, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

5. SEGMENT INFORMATION

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales and marketing operations in both the United States and Canada.

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended June 30, 2005 and 2004 and the financial position as of June 30, 2005 and December 31, 2004 is presented as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Net Sales:
United States	$33,054	$28,281	$64,042	$55,982
Canada	4,243	3,234	8,536	6,483
Intersegment revenue	(405)	—	(697)	—

	$36,892	$31,515	$71,881	$62,465

Net Income:
United States	$3,173	$2,372	$6,031	$4,322
Canada	230	229	639	465

	$3,403	$2,601	$6,670	$4,787

	June 30, 2005	December 31, 2004
Total Assets:
United States	$121,700	$117,289
Canada	13,254	11,759

	$134,954	$129,048

6. GOODWILL AND INTANGIBLES

The Company generates intangible assets generally through two types of transactions—preferred provider agreements and business combinations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6. GOODWILL AND INTANGIBLES (continued)

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

The Company acts as the only reporting unit of its business. As a result, all acquisitions are fully integrated and absorbed into the Company. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is required to assess the impairment of goodwill on an annual basis or, along with other amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Step one of the goodwill and other intangible assets impairment test is to compare the fair value of the reporting unit with its carrying amount. The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit, other than in a forced or liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill and other intangible assets, minus total liabilities. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6. GOODWILL AND INTANGIBLES (continued)

The following table represents the type and value of the Company’s intangible assets at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$10,295	$0	$8,821	$0

Intangible assets subject to amortization:
Provider agreements	7,450	(6,081)	7,236	(5,707)
Referral sources	15,247	(6,509)	14,103	(5,860)
Employment and non-competition agreements	151	(51)	127	(38)
Customer lists	1,252	(351)	728	(198)
Other identifiable intangible assets (1)	2,995	(76)	2,480	(33)

Total other intangible assets	$27,095	($13,068)	$24,674	($11,836)

(1)	The majority of this amount at December 31, 2004 arose from the purchase of a supplier of wireless emergency call systems for the senior living industry, for which the Company completed the purchase accounting during the six months ended June 30, 2005, as well as the purchase of service providers in Canada for which the Company is currently in the process of obtaining information to finalize the purchase accounting. For the six months ended June 30, 2005, the majority of this amount arose from the purchase of an additional service provider in the U.S. coupled with the aforementioned purchase of service providers in Canada. The Company expects to complete the purchase accounting for these acquisitions during the third quarter of 2005.

As noted above, for the six months ended June 30, 2005, the Company completed the purchase accounting for its June 2004 acquisition of a supplier of wireless emergency call systems for the senior living industry. As a result, it recorded approximately $1.0 million of goodwill and $0.6 million of intangible assets, the majority of which the Company will amortize over an estimated life of 7 years.

In accordance with the Company’s assessment of the fair value of assets acquired from its June 2004 purchase of a regional service provider, the Company recorded approximately $0.2 million of additional goodwill during the second quarter of 2005 as a result of a payment for certain earnout provisions associated with the agreement.

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the six months ended June 30, 2005 and 2004 was approximately $1.3 million and $1.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6. GOODWILL AND INTANGIBLES (continued)

Estimated amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)	Fiscal Year Ending December 31,	Amount
	2005	$2,326
	2006	1,676
	2007	1,388
	2008	1,139
	2009	939

7. PRODUCT WARRANTY

The Company’s products are generally under warranty against defects in material and workmanship.

Changes in product warranty obligations for the six months ended June 30, 2005 and for the year ended December 31, 2004 are as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Balance, beginning of period	$201	$208
Provision for warranty	185	305
Warranty utilized	(206)	(312)

Balance, end of period	$180	$201

8. NEWLY ISSUED ACCOUNTING STANDARDS

On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB No. 20, “Accounting Changes,” (“APB No. 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS 123, supersedes APB 25 and amends FASB Statement No. 95. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R must be adopted by the first fiscal year beginning after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

8. NEWLY ISSUED ACCOUNTING STANDARDS (continued)

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

Executive Overview

We provide 24-hour personal emergency response monitoring services and related products to subscribers, primarily elderly individuals with medical or age-related conditions, who wish to continue to live independently in their home. We were instrumental in pioneering the Personal Emergency Response Services (“PERS”) industry with our inception in 1974 and have been the leading provider of PERS products and services for over 30 years. Initially, we were primarily an equipment business predicated on selling PERS products to community hospitals and other health care providers seeking to operate local PERS programs for their patients. Due to industry trends primarily relating to economic pressures on these hospitals to reduce costs, our business evolved into primarily a services-based business, providing PERS products and monitoring services as a unified service offering.

Our PERS products and services consist principally of a home communicator connected to the telephone and a wireless personal help button which, when activated, initiates an automated digital telephone signal to one of our centralized monitoring facilities. Our monitoring technology platform retrieves the subscriber’s record from our centralized database and routes the call to one of our highly-trained monitoring professionals. Our monitoring professionals follow a prescribed response protocol to quickly assess the nature of the call through immediate two-way, voice-to-voice communication and provide a prompt, appropriate response in a respectful and compassionate manner. This response may consist of contacting local ambulance, police or fire services or family, friends and neighbors. As of June 30, 2005, we monitored approximately 444,000 PERS subscribers in the United States and Canada. Approximately 75,000 additional individuals are monitored independently by hospitals and other health care providers on monitoring platforms purchased from us.

In 2003, we formed our senior living division to provide complementary PERS products to assisted living and other senior living facilities as a replacement for, or upgrade from, existing emergency call systems. We believe our senior living products are superior to existing call systems in these facilities, which are typically operated by a pull-cord and do not allow for immediate two-way, voice-to-voice communication. Our senior living products include a personal help button, home communicator and monitoring platform with preloaded, customized monitoring software for use by the facility. As of June 30, 2005 our senior living products were installed in approximately 1,200 senior living facilities in 40 states, which monitored approximately 100,000 residents.

We generate services revenue through recurring monthly fees by billing subscribers or their families who receive our Lifeline OneSource (“OneSource”) offering, or by billing customers that outsource their monitoring activities to us. In addition, we generate revenue from product sales in connection with our other PERS offerings, as well as product sales to senior living facilities. Our PERS offerings are generally “private pay” offerings and are not covered by private insurance or federal Medicare programs.

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

RESULTS OF OPERATIONS

Total revenues for the three and six months ended June 30, 2005 were $36.9 million and $71.9 million, respectively, an increase of approximately 17% and 15%, respectively, from $31.5 million and $62.5 million for the same periods in 2004.

Services Revenue

Services revenue increased approximately 15% for each of the three and six months ended June 30, 2005 to $29.2 million and $57.6 million, respectively, from $25.3 million and $50.0 million, respectively, for the same periods in 2004. The increase in our services revenue is mainly a result of the growth of our monitored subscriber base by 10% to approximately 444,000 subscribers as of June 30, 2005 from approximately 403,000 subscribers as of June 30, 2004 and our continued improvement in both the average revenue per subscriber and the lifetime revenue per subscriber we generate.

Our ability to sustain this level of services revenue growth depends on our ability to continue with enhancements in service delivery, retain subscribers for longer periods of time, develop and implement strategies to increase the revenue each subscriber generates, expand the market for our personal response services and focus on health care channel and other initiatives to help grow our and our customers’ subscriber base. We believe that the high quality of our services, quality of our equipment and our commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting our growth objectives.

Net Product Sales

Net product sales for the second quarter of 2005 increased 27% to $7.6 million from $6.0 million for the second quarter of 2004. Net product sales for the six months ended June 30, 2005 increased approximately 18% to $14.1 million from $12.0 million for the six months ended June 30, 2004. The increase in both periods is primarily attributable to sales from our senior living division, including sales of wireless emergency call systems following our acquisition of a supplier of these systems in June 2004. We were also successful in encouraging our hospital programs to grow their Lifeline programs as well as upgrade their subscribers’ PERS products resulting in additional product sales.

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

Cost of services, as a percentage of services revenue, decreased to 46% for each of the three and six months ended June 30, 2005 from 49% and 50% for the three and six months ended June 30, 2004, respectively. On a dollar basis, cost of services increased $1.1 million and $1.7 million for the three and six months ended June 30, 2005, respectively as compared to the same period in 2004 mainly as a result of continued growth in the number of subscribers serviced under our OneSource offering. This increase in the number of OneSource subscribers resulted in an increase in related expenses such as depreciation of Company-owned home communicators provided to OneSource subscribers as part of that service, certain operational costs, including data entry, customer service, sales and support, and increased costs for our government services division. Despite the dollar increase, our ability to leverage our fixed cost base has resulted in continued improvements in our service gross margin and we expect to continue with our service gross margin initiatives for the remainder of 2005.

Cost of Product Sales

For the three months ended June 30, 2005, cost of product sales as a percentage of net product sales increased 1% to 35% from 34% for the three months ended June 30, 2004. For the six months ended June 30, 2005, cost of product sales remained consistent with the same period in 2004 at approximately 35% of net product sales. As a result of our June 2004 senior living acquisition, we generated sales of wireless emergency call systems to our senior living customers during the first six months of 2005, which contributed favorably to cost of product sales as a percentage of net product sales because these products maintain lower costs as a percentage of net product sales than our non-wireless emergency call system senior living products. Also, increased sales of our PERS products at higher average selling prices in the first half of 2005 as compared the first six months of 2004 contributed favorably to cost of product sales as a percentage of net product sales. These positive factors were offset by a slight increase in spending in the areas of distribution and warranty in support of our senior living product line, which we did not have in the first half of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, as a percentage of total revenues, were approximately 41% for each of the three and six months ended June 30, 2005 as compared to 39% for each of the three and six months ended June 30, 2004. SG&A expenses increased approximately $5.0 million for the six months ended June 30, 2005 as we continued to invest in our senior living initiative, including approximately $1.1 million of incremental operational costs associated with our June 2004 acquisition, and we also incurred approximately $2.8 million of increased expenditures associated with our business and marketing initiatives, including the ongoing investment in our health care direct marketing campaign, e-commerce and other marketing and channel development programs. We expect that SG&A expenses as a percentage of total revenues will range between 39% and 41% of total revenues for the year ending December 31, 2005 as we continue with our business initiatives.

Research and Development

Research and development expenses were between 1% and 2% of total revenues for each of the three and six months ended June 30, 2005 and 2004. Research and development efforts are focused on ongoing product improvements and developments. We expect to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2005.

Taxes

Our effective tax rate was 38.5% and 34.7% for the three and six months ended June 30, 2005, respectively compared to 41.0% for each of the three and six months ended June 30, 2004. The lower effective tax rate was primarily due to the receipt of a favorable tax settlement of a recent state income tax audit as well as our holding company reorganization, which we completed in December 2004. We expect our normalized effective tax rate to be approximately 39% in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2005, our portfolio of cash and cash equivalents decreased approximately $6.7 million to $35.7 million from $42.4 million at December 31, 2004. A significant portion of the decrease resulted from the investment of excess cash reserves as we implemented a long-term investment strategy for our excess cash and cash equivalents. Our portfolio of cash and cash equivalents and investments grew by approximately $5.2 million in total as a result of an increase in cash provided by operating activities of approximately $9.1 million, which mainly reflected the growth in our profitability and the impact of continued improvements in collections of our accounts receivable portfolio, which resulted in a reduction in days sales outstanding (DSO) from 32 days for the six months ended June 30, 2004 to 31 days for the six months ended June 30, 2005. In addition to proceeds provided by operating activities, proceeds from stock option exercises of $4.3 million contributed to the increase. This increase, however, was partially offset by net payments of $3.7 million for income tax obligations, net of the tax benefit on employee stock options exercised. Net payroll related payments of $1.5 million, primarily as a result of the payout of management and sales bonuses relating to our fiscal 2004 also partially offset the increase.

During the six months ended June 30, 2005, we incurred expenditures of approximately $4.6 million for purchases of property and equipment in the ordinary course of business, including approximately $2.3 million for Company–owned equipment provided to customers and subscribers under our OneSource and Product and Service Fee (“PSF”) offerings. We also spent a total of approximately $3.5 million for business acquisitions during the first six months of 2005, which included the acquisition of a small regional service provider, OneSource businesses and provider agreements for our Lifeline Monitoring Services (“LMS”) and PSF offerings.

We have a $30.0 million credit facility with Citizens Bank of Massachusetts that expires in July 2007. As of June 30, 2005, we did not have any debt outstanding under this facility.

The following table summarizes our contractual obligations as of June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

(Dollars in thousands)

	2005	2006	2007	2008	2009	Thereafter (1)
Contractual Obligations (2):
Operating leases	$944	$1,738	$1,638	$1,546	$1,617	$5,926

Total Obligations	$944	$1,738	$1,638	$1,546	$1,617	$5,926

(1)	The majority of this amount represents contractual obligations on our corporate facility lease through 2013 and our second U.S. monitoring facility through 2012.
(2)	The table does not include the line of credit, for up to $30.0 million, which matures in July 2007 and under which no amounts were outstanding at June 30, 2005, or certain earnout provisions for some of our acquisitions.

We expect that funding requirements for operations and future growth are expected to be met primarily from operating cash flow, existing cash and investment balances and, if necessary, our line of credit. We expect these sources will be sufficient to finance our operating cash needs through the next twelve months. These needs include continued investments in our response center platform and our back-up U.S. monitoring facility and other investments in support of our current business and potential acquisitions. We may also consider alternative financing vehicles, including potential equity issuances.

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

During the six months ended June 30, 2005, we entered into a variety of LMS and PSF provider agreements and purchased several OneSource businesses. We used accounting estimates and judgments to determine the fair value of assets and liabilities, if any. We did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting for these arrangements; however, we did record intangible assets related to the specific arrangements and we are amortizing these costs over the expected lives of the identified intangible assets, which range from five to 15 years. Any change in assumptions could either result in a decrease or increase in the estimated life. A decrease in estimated life would reduce our net income and an increase in estimated life would increase our net income.

We completed the purchase accounting for our June 2004 acquisition of a supplier of wireless emergency call systems for the senior living industry. As a result, we recorded approximately $1.0 million of goodwill and $0.6 million of intangible assets, the majority of which we will amortize over an estimated life of 7 years. During the six months ended June 30, 2005, we purchased an additional service provider in the U.S. We expect to complete the purchase accounting for this acquisition, along with the aforementioned purchase of service providers in Canada, during the third quarter of 2005.

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

Net investment in sales-type leases

We considered the requirements of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), when considering the accounting treatment associated with the assignment of approximately $4.0 million of our lease-portfolio net investment to a third party in December 2004. Paragraph 9 of SFAS 140 outlines the conditions that are required to be met for specific accounting treatment to be applied to this assignment. Similar to the assignment of $1.5 million of our lease-portfolio net investment in December 2003, we concluded that the appropriate accounting treatment was for the net investment of the assigned portfolio to remain on our books with an offsetting liability which will be amortized over the remaining terms of the leases. We also recorded deferred finance income on the assignment that will be recognized as part of finance income as the leases expire.

Short-term and long-term investments

Our investments are deemed to be available for sale. They are recorded at fair value, which approximates cost. If a decline in fair value below the amortized cost basis is deemed other than temporary, as a result of us evaluating market conditions, trends of earnings and other key measures, the cost basis of the individual security would be written down to fair value as a new cost basis and the amount of the impairment would be included in our results of operations as a realized loss. We have not experienced such a situation during the six-months ended June 30, 2005.

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

NEWLY ISSUED ACCOUNTING STANDARDS

On June 1, 2005, the FASB issued SFAS 154, a replacement of APB No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our consolidated financial statements.

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

In November 2004, the FASB issued SFAS 151. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. We are in the process of evaluating the impact of SFAS 151 and do not believe the adoption of the standard will have a material impact on us upon adoption in fiscal 2006.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

If our recent marketing initiatives are not effective, we may not grow as we anticipate.

We have undertaken a number of marketing initiatives to increase our service and other revenue, including a direct marketing campaign directed at health care providers likely to refer our services to their patients, a direct-to-subscriber campaign to target caregivers as purchasers of our service on behalf of their parents and other relatives, and recent initiatives focused on the senior living industry and e-commerce. We have allocated, and expect to continue to allocate, significant resources and capital expenditures to support these efforts and anticipate that our future growth will depend, in part, on the success of these initiatives. If these marketing efforts are unsuccessful, we may not grow as anticipated, or at all, and our results of operations may be harmed.

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

Our Canadian operations, which represented approximately 11% and 12% of our total revenues for the three and six-months ended June 30, 2005, respectively, subject us to risks, including:

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

As of June 30, 2005, approximately 10% of our centrally-monitored subscribers were billed under state Medicaid contracts, representing approximately 10% of our total revenue for the quarter then ended. As we pursue our acquisition strategy, we anticipate that the proportion of our revenues from Medicaid programs may increase due to the large number of Medicaid subscribers associated with the smaller locally-operated PERS providers that are acquisition prospects. If government-funded health care programs tighten their program eligibility standards, impose new coverage restrictions or reduce or eliminate payments for our services, these subscribers may not have the financial resources to continue our service. In addition, it is typically more difficult to collect accounts receivable from sales to Medicaid programs than from private payors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at June 30, 2005. We believe that we currently have no material exposure to interest rate and foreign currency exchange rate risks in our instruments entered into for other than trading purposes.

Interest rates

At June 30, 2005, our short-term and long-term investments consisted primarily of obligations of the U.S. Government and its agencies and corporate bonds. We maintain an investment policy which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 1% change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.2 million.

Our balance sheet may from time to time include an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. We have the ability to obtain a revolving credit loan with an interest rate based on LIBOR or a revolving credit loan with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in our interest expense. As of June 30, 2005, we did not have any outstanding balances associated with our credit facility and, therefore, our consolidated financial position, results of operations and cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar as a result of the sale of our products and services in Canada and translation adjustments associated with the conversion of our Canadian subsidiary’s currency into the reporting currency (U.S. dollar). As such, our exposure to changes in Canadian exchange rates could impact our consolidated financial position, results of operations and cash flows. We performed a sensitivity analysis as of June 30, 2005 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates would not materially affect our consolidated financial position, results of operations or cash flows. Our sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for our services/products as a result of the currency fluctuations or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 18, 2005. At the Annual Meeting, our shareholders (i) elected two Class I Directors, (ii) approved the 2005 Employee Stock Purchase Plan, (iii) approved an amendment to our Restated Articles of Organization for purposes of reducing the vote of shareholders required to amend our Bylaws from two-thirds of the shares of each voting group outstanding and entitled to vote on the matter to a majority of the shares of each voting group outstanding and entitled to vote on the matter, (iv) approved an amendment to our Amended and Restated Bylaws for purposes of (a) reducing the number of shares required to be held by shareholders seeking to call a special meeting of shareholders from 60 percent of all the votes entitled to be cast on any issue to be considered at the proposed special meeting to 40 percent, (b) reducing the vote required in order for shareholders to amend the Bylaws from two-thirds of the shares of each voting group outstanding and entitled to vote on the matter to a majority of the shares of each voting group outstanding and entitled to vote on the matter, and (c) eliminating the right of our Board of Directors generally to amend those provisions of the Bylaws governing the removal of directors, the indemnification of directors and the amendment of the Bylaws, and (v) ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The votes were as follows:

NUMBER OF SHARES OF COMMON STOCK

	FOR	WITHHELD
Election of Directors
Everett N. Baldwin	10,886,372	2,292,971
L. Dennis Shapiro	9,938,820	3,240,523

	FOR	AGAINST	ABSTAINED	BROKER NON- VOTES
2005 Employee Stock Purchase Plan	11,217,466	275,465	186,849	1,499,563
Amendment of Restated Articles of Organization	13,129,899	35,180	14,264	—
Amendment of Amended and Restated Bylaws	13,120,386	37,037	20,255	1,665
Ratification of selection of PricewaterhouseCoopers LLP	12,872,184	300,776	4,718	1,665

The other directors whose terms in office continued after the meeting were S. Ward Cascells III, M.D., Ellen Feingold, Ronald Feinstein, Joseph E. Kasputys, Carolyn C. Roberts and Gordon C. Vineyard, M.D.

ITEM 6. EXHIBITS

The Exhibits that are filed with this Report are set forth in the Exhibit Index, which appears on page 33 hereof.

LIFELINE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELINE SYSTEMS, INC.

August 4, 2005	/s/ Ronald Feinstein
Date	Ronald Feinstein Chief Executive Officer and President

August 4, 2005	/s/ Mark G. Beucler
Date	Mark G. Beucler
Vice President, Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated Articles of Organization of the Registrant, as amended

3.2	Amended and Restated Bylaws of the Registrant, as amended

10.1	2005 Employee Stock Purchase Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2005)

31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002