Form 10-Q
period 2005-09-30
Lifeline Systems, Inc.
filed 2005-11-04
CIK 1302676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005                    Commission File Number 000-51069

LIFELINE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	20-1591429
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 Lawrence Street Framingham, Massachusetts	01702-8156
(Address of principal executive offices)	(Zip Code)

(508) 988-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s class of common stock, $0.02 par value per share, as of October 31, 2005: 14,138,270

LIFELINE SYSTEMS, INC.

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets – September 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Income and Comprehensive Income (unaudited) – Three and nine months ended September 30, 2005 and 2004	4

Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2005 and 2004	5

Notes to Consolidated Financial Statements (unaudited)	6-14

ITEM 2.

Management’s Discussion and Analysis of Results of Operations and Financial Condition	15-27

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 4.

Controls and Procedures	29

PART II. OTHER INFORMATION

ITEM 6.

Exhibits	30

SIGNATURES	31

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,717	$42,428
Short-term investments	2,995	5,000
Accounts receivable, net	12,066	12,209
Inventories	5,483	4,546
Net investment in sales-type leases	1,701	1,906
Prepaid expenses and other current assets	3,586	2,369
Deferred income taxes	1,092	1,092

Total current assets	59,640	69,550
Long-term investments	21,829	—
Property and equipment, net	33,270	34,030
Goodwill	11,202	8,821
Other intangible assets, net	13,985	12,838
Net investment in sales-type leases	2,417	3,636
Other assets	95	173

Total assets	$142,438	$129,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,030	$2,485
Accrued expenses	5,121	4,631
Accrued payroll and payroll taxes	5,866	5,910
Accrued income taxes	—	3,714
Deferred revenues	2,259	2,150
Other current liabilities	1,908	2,604

Total current liabilities	17,184	21,494

Deferred income taxes	6,718	6,511
Other non-current liabilities	2,402	3,302

Total liabilities	26,304	31,307
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value, 50,000,000 shares authorized, 14,132,570 shares issued and outstanding at September 30, 2005 and 13,832,630 shares issued and outstanding at December 31, 2004	283	277
Additional paid-in capital	35,747	30,657
Retained earnings	79,377	66,334
Unearned compensation	(358)	(471)
Accumulated other comprehensive income	1,085	944

Total stockholders’ equity	116,134	97,741

Total liabilities and stockholders’ equity	$142,438	$129,048

The accompanying notes are an integral part of these consolidated financial statements

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except for per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Services	$30,365	$26,232	$88,002	$76,207
Net product sales	8,237	6,674	22,362	18,678
Finance income	42	199	161	685

Total revenues	38,644	33,105	110,525	95,570

Costs and expenses
Cost of services	13,398	11,805	39,906	36,609
Cost of product sales	2,990	2,134	8,005	6,345
Selling, general and administrative	15,686	13,540	45,122	37,982
Research and development	505	497	1,664	1,547

Total costs and expenses	32,579	27,976	94,697	82,483

Income from operations	6,065	5,129	15,828	13,087

Other income (expense)
Interest income	325	192	811	373
Interest expense	(5)	(5)	(14)	(16)
Other income (expense)	(16)	1	(45)	(14)

Total other income, net	304	188	752	343

Income before income taxes	6,369	5,317	16,580	13,430
Provision (benefit) for income taxes	(4)	2,089	3,537	5,415

Net income	6,373	3,228	13,043	8,015

Other comprehensive income/(loss), net of tax
Unrealized loss on investments	(98)	—	(116)	—
Foreign currency translation adjustments	280	191	202	109

Comprehensive income	$6,555	$3,419	$13,129	$8,124

Net income per weighted average share:
Basic	$0.45	$0.24	$0.94	$0.59

Diluted	$0.43	$0.23	$0.89	$0.57

Weighted average shares:
Basic	14,035	13,712	13,919	13,545

Diluted	14,724	14,284	14,609	14,118

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$13,043	$8,015
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	133	—
Depreciation and amortization	9,803	9,698
Deferred income taxes	—	(55)
Tax benefit from exercise of employee stock options	1,811	1,166
Amortization of unearned compensation	113	113
Amortization of premium on available-for-sale securities	4	—
Other	—	(164)
Changes in operating assets and liabilities:
Accounts receivable	201	(449)
Inventories	(977)	1,476
Net investment in sales-type leases	1,424	879
Prepaid expenses, other current assets and other assets	(1,130)	3,458
Accrued payroll and payroll taxes	(135)	(183)
Accounts payable, accrued expenses and other liabilities	(1,629)	(611)
Accrued income taxes	(5,528)	2,206

Net cash provided by operating activities	17,133	25,549

Cash flows from investing activities:
Purchases of investments	(25,016)	(29,046)
Sales and maturities of investments	5,000	8,046
Additions to property and equipment	(7,253)	(6,992)
Business purchases and other	(4,895)	(6,872)

Net cash used in investing activities	(32,164)	(34,864)

Cash flows from financing activities:
Proceeds from stock options exercised	5,096	3,237

Net cash provided by financing activities	5,096	3,237

Effect of foreign exchange on cash	224	137

Net decrease in cash and cash equivalents	(9,711)	(5,941)
Cash and cash equivalents at beginning of period	42,428	21,356

Cash and cash equivalents at end of period	$32,717	$15,415

Non-cash activity:
Acquisition related obligations	$—	$672

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The information furnished has been prepared from the accounts without audit. In the opinion of Lifeline Systems, Inc. (the “Company” or “we”), the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 2005, the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004.

These statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, commonly referred to as the SEC, on March 11, 2005.

The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results expected for the full year.

Reclassification

Certain 2004 amounts have been reclassified to conform to 2005 presentation.

2.	CASH AND CASH EQUIVALENTS, INVESTMENTS

The Company considers all securities purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. They are carried at fair value, which approximates cost. The Company’s investments are deemed to be available for sale. Short-term investments consist primarily of obligations of the U.S. Government and its agencies with maturities at date of acquisition beyond three months and less than one year. Long-term investments consist primarily of obligations of the U.S. Government and its agencies and corporate bonds with maturities at date of acquisition beyond one year and less than three years. Investments are carried at fair value, which approximates cost. The Company maintained approximately $22.9 million and $45.0 million at September 30, 2005 and December 31, 2004, respectively, of its cash and cash equivalents and investments with a single institution. The Company has not experienced any losses associated with deposits at this institution.

(Dollars in thousands)	Maturity at September 30, 2005
	Less than one year	More than one year	Total
Type of Security
U.S. Government and Agency Securities	$2,995	$10,901	$13,896
Corporate Bonds		10,928	10,928

Total short-term and long-term investments	$2,995	$21,829	$24,824
Cash and Cash Equivalents			32,717

Total cash and cash equivalents and investments			$57,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

2.	CASH AND CASH EQUIVALENTS, INVESTMENTS (continued)

As of September 30, 2005, the Company had a total fair value of approximately $24.8 million of securities with unrealized losses of approximately $0.2 million. For investments in an unrealized loss position, the Company has the intent and ability to hold these investments until the full recovery of their carrying value. For anything other than a temporary decline in market value, the Company would record an impairment charge. During the nine months ended September 30, 2005, the Company has not experienced such a situation.

3.	Details of certain balance sheet captions are as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Inventories:
Purchased parts and assemblies	$1,680	$923
Work-in-process	142	177
Finished goods	3,661	3,446

Total inventory	$5,483	$4,546

Property and equipment:
Equipment	$38,070	$34,760
Furniture and fixtures	4,743	4,314
Equipment rented to customers	27,447	24,946
Leasehold improvements	8,817	8,718
Construction in progress	1,438	1,313

	80,515	74,051
Less: accumulated depreciation and amortization	(47,245)	(40,021)

Total property and equipment, net	$33,270	$34,030

4.	STOCKHOLDERS’ EQUITY

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

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$6,373	$3,228	$13,043	$8,015
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	32	23	89	68
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(415)	(374)	(1,425)	(1,123)

Pro forma net income	$5,990	$2,877	$11,707	$6,960

Earnings per share
Basic—as reported	$0.45	$0.24	$0.94	$0.59

Basic—pro forma	$0.43	$0.21	$0.84	$0.51

Diluted—as reported	$0.43	$0.23	$0.89	$0.57

Diluted—pro forma	$0.41	$0.20	$0.80	$0.49

For the three months ended September 30, 2005, there were no options excluded from the computation of diluted net income per share. For the three months ended September 30, 2004,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

4.	STOCKHOLDERS’ EQUITY (continued)

options to purchase 1,200 shares at an average exercise price of $21.71 per share were not included in the computation of diluted net income per share, as their effect would have been anti-dilutive. For the nine months ended September 30, 2005 and 2004, options to purchase 50,000 and 74,200 shares, respectively, at an average exercise price of $32.22 and $21.14, respectively, were not included in the computation of diluted net income per share, as their effect would have been anti-dilutive.

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

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended September 30, 2005 and 2004 and the financial position as of September 30, 2005 and December 31, 2004 is presented as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Net Sales:
United States	$34,579	$29,613	$98,621	$85,595
Canada	4,297	3,492	12,833	9,975
Intersegment revenue	(232)	—	(929)	—

	$38,644	$33,105	$110,525	$95,570

Net Income:
United States	$5,948	$2,866	$11,979	$7,188
Canada	425	362	1,064	827

	$6,373	$3,228	$13,043	$8,015

	September 30, 2005	December 31, 2004
Total Assets:
United States	$127,411	$117,289
Canada	15,027	11,759

	$142,438	$129,048

6.	GOODWILL AND INTANGIBLES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6.	GOODWILL AND INTANGIBLES (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6.	GOODWILL AND INTANGIBLES (continued)

The following table represents the type and value of the Company’s intangible assets at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$11,202	$0	$8,821	$0

Intangible assets subject to amortization:
Provider agreements	$7,629	($6,262)	$7,236	($5,707)
Referral sources	17,937	(6,896)	14,103	(5,860)
Employment and non-competition agreements	258	(75)	127	(38)
Customer lists	1,732	(473)	728	(198)
Other identifiable intangible assets (1)	203	(68)	2,480	(33)

Total other intangible assets	$27,759	($13,774)	$24,674	($11,836)

(1) The majority of this amount at December 31, 2004 arose from the purchase of a supplier of wireless emergency call systems for the senior living industry and the purchase of service providers in Canada. The Company completed the purchase accounting associated with these acquisitions during the nine months ended September 30, 2005.

As noted above, for the nine months ended September 30, 2005, the Company completed the purchase accounting for its acquisition of a supplier of wireless emergency call systems for the senior living industry. As a result, it recorded approximately $1.0 million of non-amortizable goodwill and $0.6 million of amortizable intangible assets, the majority of which the Company will amortize over an estimated life of 7 years. The Company also completed the purchase accounting for the acquisition of service providers in Canada which resulted in approximately $0.3 million of non-amortizable goodwill and approximately $1.1 million of amortizable intangible assets, the majority of which the Company will amortize over an estimated life of 15 years.

For the nine months ended September 30, 2005, the Company also completed the purchase accounting for the purchase of a service provider in the United States in 2005. As a result, it recorded approximately $27,000 of non-amortizable goodwill and approximately $1.6 million of amortizable intangible assets, the majority of which the Company will amortize over an estimated life of 15 years.

In accordance with the Company’s assessment of the fair value of assets acquired from its previous acquisitions, the Company recorded approximately $0.6 million of additional goodwill during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6.	GOODWILL AND INTANGIBLES (continued)

third quarter of 2005 as a result of payments for certain earnout provisions associated with the agreements.

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the nine months ended September 30, 2005 and 2004 was approximately $1.9 million and $2.0 million, respectively.

Estimated amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)

Fiscal Year Ending December 31,	Amount
2005	$2,387
2006	2,025
2007	1,520
2008	1,213
2009	1,012

7.	PRODUCT WARRANTY

The Company’s products are generally under warranty against defects in material and workmanship.

Changes in product warranty obligations for the nine months ended September 30, 2005 and for the year ended December 31, 2004 are as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Balance, beginning of period	$201	$208
Provision for warranty	270	305
Warranty utilized	(288)	(312)

Balance, end of period	$183	$201

8.	NEWLY ISSUED ACCOUNTING STANDARDS

On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB No. 20, “Accounting Changes” (“APB No. 20”), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

9.	NEWLY ISSUED ACCOUNTING STANDARDS (continued)

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

Our PERS products and services consist principally of a home communicator connected to the telephone and a wireless personal help button which, when activated, initiates an automated digital telephone signal to one of our centralized monitoring facilities. Our monitoring technology platform retrieves the subscriber’s record from our centralized database and routes the call to one of our highly-trained monitoring professionals. Our monitoring professionals follow a prescribed response protocol to quickly assess the nature of the call through immediate two-way, voice-to-voice communication and provide a prompt, appropriate response in a respectful and compassionate manner. This response may consist of contacting local ambulance, police or fire services or family, friends and neighbors. As of September 30, 2005, we monitored approximately 453,000 PERS subscribers in the United States and Canada. Approximately 75,000 additional individuals are monitored independently by hospitals and other health care providers on monitoring platforms purchased from us.

In 2003, we formed our senior living division to provide complementary PERS products to assisted living and other senior living facilities as a replacement for, or upgrade from, existing emergency call systems. We believe our senior living products are superior to existing call systems in these facilities, which are typically operated by a pull-cord and do not allow for immediate two-way, voice-to-voice communication. Our senior living products include a personal help button, home communicator and monitoring platform with preloaded, customized monitoring software for use by the facility. As of September 30, 2005 our senior living products were installed in approximately 1,200 senior living facilities in 40 states, which monitored approximately 100,000 residents using our monitoring platforms.

We generate services revenue through recurring monthly fees by billing subscribers or their families who receive our Lifeline OneSource (“OneSource”) offering, or by billing customers that outsource their monitoring activities to us. In addition, we generate revenue from product sales in connection with our other PERS offerings, as well as product sales to senior living facilities. Our PERS offerings are generally “private pay” offerings, although in some cases we receive reimbursement from government-funded health care programs, such as Medicaid, which we administer through our small government services division.

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

RESULTS OF OPERATIONS

Total revenues for the three and nine months ended September 30, 2005 were $38.6 million and $110.5 million, respectively, an increase of approximately 17% and 16%, respectively, from $33.1 million and $95.6 million for the same periods in 2004.

Services Revenue

Services revenue increased approximately 16% for the three months ended September 30, 2005 to $30.4 million from $26.2 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, services revenue grew approximately 15% to $88.0 million from $76.2 million for the same period in 2004. The increase in our services revenue is mainly a result of the growth of our monitored subscriber base by 10% to approximately 453,000 subscribers as of September 30, 2005 from approximately 411,000 subscribers as of September 30, 2004. Our service to approximately 1,000 subscribers was interrupted as a result of the hurricanes that hit the Gulf Cost during the third quarter; however, we expect that these events will not have a material impact on our revenue results in the future. The increase in our services revenue was also a result of our continued improvement in both the average monthly revenue per subscriber and the lifetime revenue per subscriber we generate.

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

Net Product Sales

Net product sales for the three months ended September 30, 2005 increased 23% to $8.2 million from $6.7 million for the same period in 2004. Net product sales for the nine months ended September 30, 2005 increased approximately 20% to $22.4 million from $18.7 million for the nine months ended September 30, 2004. The increase in both periods is primarily attributable to increased sales from our senior living division. We were also successful in encouraging our hospital programs to grow their Lifeline programs as well as upgrade their subscribers’ PERS products resulting in additional health care product sales.

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

Cost of services, as a percentage of services revenue, improved to 44% for the three months ended September 30, 2005 from 45% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, cost of services as a percentage of services revenue improved by approximately 3% to 45% compared to 48% for the same period in 2004. On a dollar basis, cost of services increased by approximately $1.6 million and $3.3 million for the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004 mainly as a result of continued growth in the number of subscribers serviced under our OneSource offering. This increase in the number of OneSource subscribers resulted in an increase in related expenses such as depreciation of Company-owned home communicators provided to OneSource subscribers as part of that service, certain operational costs, including data entry, customer service, distribution, administration, sales and support, and increased costs for our government services division. Despite the dollar increase, our ability to leverage our fixed cost base has resulted in continued improvements in our service gross margin and we expect to continue with our service gross margin initiatives for the remainder of 2005.

Cost of Product Sales

For each of the three and nine months ended September 30, 2005, cost of product sales as a percentage of net product sales was approximately 36% as compared to 32% and 34%, respectively, for the same periods in 2004. The increased cost percentages for the three and nine month periods ended September 30, 2005 was primarily due to our senior living products representing a higher percentage of total product sales, as products associated with sales of emergency call systems to senior living facilities have higher costs as a percentage of product sales than our traditional home communicator sales. Increased spending for distribution and warranty in support of our senior living product line also contributed to the increased costs. These negative factors were slightly offset by increased sales of our PERS products at higher average selling prices in the first nine months of 2005 as compared the first nine months of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, as a percentage of total revenues, were approximately 41% for each of the three and nine months ended September 30, 2005 as compared to 41% and 40%, respectively, for the three and nine months ended September 30, 2004. SG&A expenses increased approximately $2.1 million and $7.1 million for the three and nine months ended September 30, 2005, respectively, as we continued to invest in our senior living initiative, including approximately $1.2 million of incremental operational costs associated with our June 2004 acquisition. We also incurred approximately $2.4 million of increased expenditures associated with our business and marketing initiatives, including the ongoing investment in our health care direct marketing campaign, e-commerce and other marketing and channel development programs. We also experienced higher corporate-related expenses as a result of the growth of our business. We expect that SG&A expenses as a percentage of total revenues will range between 40% and 41% of total revenues for the year ending December 31, 2005 as we continue with our business initiatives.

Research and Development

Research and development expenses were between 1% and 2% of total revenues for each of the three and nine months ended September 30, 2005 and 2004. Research and development efforts are focused on ongoing product improvements and developments. We expect to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2005.

Taxes

Our effective tax rate was (.06)% and 21.3% for the three and nine months ended September 30, 2005, respectively, compared to 39.3% and 40.3% for the three and nine months ended September 30, 2004, respectively. The effective tax rate for the three months ended September 30, 2005 was affected by an approximate $2.4 million dollar reduction of accrued tax liabilities related to the expiration of certain statutes of limitations on previous tax positions and favorable adjustments as a result of tax settlements. For the nine months ended September 30, 2005, the effective tax rate was also affected by a previously disclosed $0.4 million favorable tax settlement in the first quarter of 2005 and our holding company reorganization, which we completed in December 2004. We expect our normalized effective tax rate to range from 38% to 39% in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2005, our portfolio of cash and cash equivalents decreased approximately $9.7 million to $32.7 million from $42.4 million at December 31, 2004. A significant portion of the decrease resulted from the investment of excess cash reserves as we implemented a strategy to invest in long-term investments for our excess cash and cash equivalents. Our portfolio of cash and cash equivalents and investments grew by approximately $10.1 million in total as a result of an increase in cash provided by operating activities of approximately $17.1 million, which mainly reflected the growth in our profitability, the impact of continued improvements in collections of our accounts receivable portfolio, which resulted in a reduction in days sales outstanding (DSO) from 34 days for the nine months ended September 30, 2004 to 30 days for the nine months ended September 30, 2005, and the benefit of our outsourced leasing program. In addition to proceeds provided by operating activities, proceeds from stock option exercises of $5.1 million contributed to the increase. This increase, however, was partially offset by net payments of $7.1 million for income tax obligations, net of the tax benefit on employee stock options exercised, and approximately $1.6 million of payments primarily as a result of the timing of expenditures related to our business and marketing initiatives.

During the nine months ended September 30, 2005, we incurred expenditures of approximately $7.3 million for purchases of property and equipment in the ordinary course of business, including approximately $3.4 million for Company–owned equipment provided to customers and subscribers under our OneSource and Product and Service Fee (“PSF”) offerings. We also spent a total of approximately $4.9 million for business acquisitions during the first nine months of 2005, which included the acquisition of a small regional service provider, OneSource businesses and provider agreements for our Lifeline Monitoring Services (“LMS”) and PSF offerings.

We have a $30.0 million credit facility with Citizens Bank of Massachusetts that expires in July 2007. As of September 30, 2005, we did not have any debt outstanding under this facility.

The following table summarizes our contractual obligations as of September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

(Dollars in thousands)

	2005	2006	2007	2008	2009	Thereafter (1)
Contractual Obligations (2):
Operating leases	$455	$1,810	$1,710	$1,618	$1,688	$6,139

Total Obligations	$455	$1,810	$1,710	$1,618	$1,688	$6,139

(1)	The majority of this amount represents contractual obligations on our corporate facility lease through 2013 and our second U.S. monitoring facility through 2012.
(2)	The table does not include the line of credit, for up to $30.0 million, which matures in July 2007 and under which no amounts were outstanding at September 30, 2005, or certain earnout provisions for some of our acquisitions.

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

Revenue Recognition

We record monitoring service revenue in the month service is provided under our OneSource, PSF and LMS service offerings. Under our OneSource and PSF offerings, the monitoring service can be cancelled without penalty at any time by the subscriber, and no product revenue is recognized because the subscriber does not acquire title to any product. However, customers who choose our

LMS service offering purchase the home communicators from us which the customer then provides to its subscribers. In this instance, we record product revenue upon shipment, as title to the equipment passes to the customer at that time.

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

We also record deferred revenue. A portion of our deferred revenue relates to situations where we contract with our customers to install our personal response products in their facilities (i.e., senior living customers). Rather than record product revenue upon shipment, we defer our product revenue until the installation of the equipment is complete. Also, as a result of certain payment terms and conditions under general contractor agreements we have entered into for our senior living division, we defer our product revenue until the payment terms and conditions have been realized by us. We also record deferred revenue related to billings to customers for annual service contracts for which revenue has not been recognized because the service has not yet been provided. Service contract revenues are recognized ratably over the contractual period.

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

During the nine months ended September 30, 2005, we entered into a variety of LMS and PSF provider agreements and purchased several OneSource businesses. We used accounting estimates and judgments to determine the fair value of assets and liabilities, if any. We did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting for these arrangements; however, we did record intangible assets related to the specific arrangements and we are amortizing these costs over the expected lives of the identified intangible assets, which range from five to 15 years. Any change in assumptions could either result in a decrease or increase in the estimated life. A decrease in estimated life would reduce our net income and an increase in estimated life would increase our net income.

During the nine months ended September 30, 2005, we completed the purchase accounting for previous acquisitions of a supplier of wireless emergency call systems for the senior living industry and service providers in both the U.S. and Canada. As a result, we recorded approximately $1.3 million of non-amortizable goodwill and $3.3 million of amortizable intangible assets, the majority of which will be amortized between seven and 15 years.

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

Net investment in sales-type leases

We considered the requirements of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), when considering the accounting treatment associated with the assignment of approximately $4.0 million and $1.5 million of our lease-portfolio net investment to a third party in December 2004 and 2003, respectively. Paragraph 9 of SFAS 140 outlines the conditions that are required to be met for specific accounting treatment to be applied to this assignment. We concluded that the appropriate accounting treatment was for the net investment of the assigned portfolio to remain on our books with an offsetting liability which will be amortized over the remaining terms of the leases. We also recorded deferred finance income on the assignment that will be recognized as part of finance income as the leases expire.

Short-term and long-term investments

Our investments are deemed to be available for sale. They are recorded at fair value, which approximates cost. If a decline in fair value below the amortized cost basis is deemed other than temporary, as a result of us evaluating market conditions, trends of earnings and other key measures, the cost basis of the individual security would be written down to fair value as a new cost basis and the amount of the impairment would be included in our results of operations as a realized loss. We have not experienced such a situation during the nine-months ended September 30, 2005.

Taxes

We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. For the nine months ended September 30, 2005 we recorded an approximate $2.8 million dollar reduction of accrued tax liabilities related to the expiration of certain statutes of limitations on previous tax positions and favorable adjustments as a result of tax settlements.

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

Our Canadian operations, which represented approximately 11% and 12% of our total revenues for the three and nine-months ended September 30, 2005, respectively, subject us to risks, including:

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

As of September 30, 2005, approximately 9% of our centrally-monitored subscribers were billed under state Medicaid contracts, representing approximately 8% of our total revenue for the quarter then ended. As we pursue our acquisition strategy, we anticipate that the proportion of our revenues from Medicaid programs may increase due to the large number of Medicaid subscribers associated with the smaller locally-operated PERS providers that are acquisition prospects. If government-funded health care programs tighten their program eligibility standards, impose new coverage restrictions or reduce or eliminate payments for our services, these subscribers may not have the financial resources to continue our service. In addition, it is typically more difficult to collect accounts receivable from sales to Medicaid programs than from private payors.

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

We have considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at September 30, 2005. We believe that we currently have no material exposure to interest rate and foreign currency exchange rate risks in our instruments entered into for other than trading purposes.

Interest rates

At September 30, 2005, our short-term and long-term investments consisted primarily of obligations of the U.S. Government and its agencies and corporate bonds. We maintain an investment policy which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 1% change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.2 million.

Our balance sheet may from time to time include an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. We have the ability to obtain a revolving credit loan with an interest rate based on LIBOR or a revolving credit loan with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in our interest expense. As of September 30, 2005, we did not have any outstanding balances associated with our credit facility and, therefore, our consolidated financial position, results of operations and cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar as a result of the sale of our products and services in Canada and translation adjustments associated with the conversion of our Canadian subsidiary’s currency into the reporting currency (U.S. dollar). As such, our exposure to changes in Canadian exchange rates could impact our consolidated financial position, results of operations and cash flows. We performed a sensitivity analysis as of September 30, 2005 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates would not materially affect our consolidated financial position, results of operations or cash flows. Our sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for our services/products as a result of the currency fluctuations or otherwise.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

The Exhibits that are filed with this Report are set forth in the Exhibit Index, which appears on page 32 hereof.

LIFELINE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELINE SYSTEMS, INC.

November 4, 2005	/s/ Ronald Feinstein
Date	Ronald Feinstein
Chief Executive Officer and President

November 4, 2005	/s/ Mark G. Beucler
Date	Mark G. Beucler
Vice President, Finance, Chief Financial
Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Stock Appreciation Right Agreement evidencing the grant by the Registrant to Ronald Feinstein on February 2, 2005 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 18, 2005)

31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002