Form 10-K
period 2005-12-31
Lifeline Systems, Inc.
filed 2006-03-15
CIK 1302676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

As of February 28, 2006, 14,235,332 shares of the Registrant’s Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates of the Registrant (based on the closing price of the Common Stock on the Nasdaq National Market on June 30, 2005) was approximately $409,078,000.

Exhibit index is located on pages 79 through 82 of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	Business

Our Company

Lifeline Systems, Inc. provides 24-hour personal emergency response monitoring services and related products to subscribers, primarily elderly or disabled individuals with medical or age-related conditions, who wish to continue to live independently in their home. We were instrumental in pioneering the industry in 1974 and are the leading provider of these services in the United States and Canada. Our products and services consist principally of a home communicator connected to the telephone and a wireless personal help button which, when activated, initiates an automated digital telephone signal to one of our centralized monitoring facilities. Our monitoring technology platform retrieves the subscriber’s record from our centralized database and routes the call to one of our highly-trained monitoring professionals. Our monitoring professionals follow a prescribed response protocol to quickly assess the nature of the call and provide a prompt, appropriate response in a respectful and compassionate manner, which may consist of contacting local ambulance, police or fire services or family, friends and neighbors.

We also offer to our senior living customers a Lifeline emergency call system, which utilizes our call button pendants, two-way voice or non-voice communicators and software, allowing the facility to locally monitor their residents.

We generate revenue through recurring monthly service fees and from product sales to our customers. Our personal emergency response customers consist of approximately 2,500 community hospitals and other health care providers in the United States and Canada. These customers typically offer our services to their patients and clients, whom we refer to as subscribers, through a co-branded name that demonstrates their affiliation with us. As of December 31, 2005, we were monitoring approximately 469,000 subscribers on our 24-hour centralized monitoring platforms located in Framingham, Massachusetts, Toronto, Ontario and Montreal, Quebec. Approximately 75,000 additional individuals are monitored independently by community hospitals and other health care providers on monitoring platforms purchased from us.

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

Initially, the PERS industry was primarily an equipment business predicated on selling personal help buttons, communicators and monitoring platforms to community hospitals and other health care providers seeking to operate a local PERS program for their patients. These health care providers established their own sales and marketing activities, purchased the monitoring equipment from the PERS provider and performed all monitoring and administrative tasks. During the 1990’s, spending cutbacks and increased administrative costs, coupled with reduced Medicare and Medicaid reimbursement for hospital services generally, resulted in the inability of many hospitals and health care providers to efficiently manage the growing demand of their PERS programs. This trend created demand among many hospitals and health care providers for outsourced PERS monitoring services. In order to keep pace with this trend, PERS providers were required to make capital expenditures to support these new responsibilities, including establishing centralized monitoring facilities, developing sales, marketing and subscriber service infrastructure and supporting the purchase, installation, refurbishing and maintenance of PERS equipment. Currently, PERS products and services are offered through health care providers or directly to subscribers for a monthly fee, typically paid on a “private pay” basis, or in some states through Medicaid programs.

Business Developments

On January 18, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Koninklijke Philips Electronics N.V. (“Philips”) and DAP Merger Sub, Inc., an indirect, wholly owned subsidiary of Philips (“Merger Sub”), pursuant to which Merger Sub will merge with and into Lifeline, with Lifeline continuing after the merger as the surviving corporation and as an indirect, wholly owned subsidiary of Philips (the “Merger”). At the effective time of the Merger, each issued and outstanding share of our common stock, par value $0.02 per share, will be converted into the right to receive $47.75 in cash. Also, at the effective time of the Merger, each outstanding option to purchase shares of our common stock, whether vested or unvested, will be terminated and cancelled in consideration for a cash payment equal to the product of (1) the excess of $47.75 over the exercise price for the option multiplied by (2) the number of shares subject to the option.

The consummation of the Merger is subject to, among other things, approval of our shareholders and other customary closing conditions. The Merger has been unanimously approved by our Board of Directors and will be considered by our shareholders at a special meeting of shareholders to be held on March 21, 2006. If our shareholders approve the Merger, we would expect the closing of the Merger to occur soon thereafter. If the Merger is consummated, our common stock would be delisted from the Nasdaq National Market and we would cease to be a publicly traded company.

Our Products and Services

PERS Service Offerings

Our PERS offerings utilize a home communicator, which is primarily either the Lifeline CarePartner Telephone 9500 with Reminders or Lifeline CarePartner 6700 Communicator, both of which connect to the telephone line in a subscriber’s home and a wireless personal help button worn by the subscriber around the neck or on the wrist. By pressing the personal help button, the subscriber initiates an automated digital telephone signal to one of our centralized monitoring facilities or, in some cases, a monitoring facility maintained by one of our customers. These calls are answered by a monitoring professional through immediate voice-to-voice communication with the subscriber.

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

Our monitoring facilities utilize a sophisticated, customized and scalable computer and telecommunications hardware and software platform to identify, track, route and respond to subscriber calls. Our technology platform receives incoming calls from our subscribers’ home communicators, matches and retrieves the appropriate subscriber record from our centralized database and routes both the subscriber call and the related record to one of our highly-trained monitoring professionals. Our monitoring capabilities are based on a redundant architecture so as to substantially reduce the likelihood of total system failure and to enable us to efficiently transfer incoming calls to one facility in the event of an interruption of service at another facility. Further redundancy is achieved by equipping each of our monitoring facilities with back-up power generators. We respond to an average call volume of approximately 25,000 calls per day.

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

Sales and Marketing

We employ approximately 215 sales and marketing professionals located at our corporate offices in Framingham, MA, and at our offices in Toronto, ON, Denver, CO, Stafford, TX, Concord, CA, Roswell, GA and Lawrenceville, GA as well as out of home offices across the United States and Canada.

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

Customers

As of December 31, 2005, our PERS customer base included approximately 2,500 community hospitals, health care providers and other large national organizations serving the needs of seniors, each of which co-brands with us to offer our service directly to subscribers.

In addition, approximately 11% of our services revenue is derived from PERS subscribers whose service is paid for, in full or in part, directly by state Medicaid programs.

As we further expand our senior living division and penetrate that industry, we anticipate our customer base to include increasing numbers of senior and assisted living facilities offering our service directly to their residents. These facilities range in size from smaller, locally-managed group homes, to larger, nationally-managed continuing care retirement communities. As of December 31, 2005, our senior living products were installed in approximately 1,500 senior living facilities throughout the United States and Canada.

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

In addition, we also focus substantial product engineering and development efforts on our initiatives in the senior living industry. These efforts include integration of our existing technologies with acquired technologies.

Product engineering and development expenses were approximately $2.4 million, $2.1 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Competition

We are the leading provider of PERS programs in the United States and Canada. As of December 31, 2005, we monitored approximately 469,000 subscribers with approximately 75,000 additional individuals monitored independently by community hospitals and other health care providers on monitoring platforms purchased from us. We estimate that approximately 40 to 50 companies, operating primarily on a local or regional basis, are providers of PERS products and services competitive with those offered by us. We believe these competitors service, in the aggregate, approximately 350,000 subscribers of a total estimated served subscriber base of 900,000. In addition, there are a number of other companies providing non-PERS monitoring and other related services to their customers. If these or other companies enter the PERS industry, they may have a competitive advantage by having greater financial, sales and marketing, engineering and manufacturing resources, a larger installed base of existing customers and economies of scale not available to us.

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

Government Regulation

Our products have received an equipment authorization from the Federal Communication Commission, or FCC, and comply with FCC regulations pertaining to radio frequency devices (Part 15) connected to the telephone system (Part 68). Our equipment has also been certified by Industry Canada. As new models are developed, they are submitted to appropriate agencies for registration or certification as required. Our services are not required to be licensed under any FCC regulations or the Communications Act in the United States or any Industry Canada regulations or the Radio Communication Act in Canada. We rely on unlicensed spectrum for communications between the personal help button and the home communicator, and communications between the subscriber and the monitoring facility take place over the subscriber’s pre-existing telephone line. Our home communicator products are registered with the Food and Drug Administration, or FDA.

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

Employees

As of December 31, 2005, we had 829 full-time employees and 152 part-time employees. None of our employees is represented by a collective bargaining unit, and we believe our relations with our employees are good.

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

General

Our wholly-owned subsidiary, Lifeline Systems Company, was organized in Massachusetts in 1974. In December 2004, we completed an internal corporate reorganization for purposes of creating a holding company structure. As a result, holders of the common stock of Lifeline Systems Company exchanged their shares for shares of our common stock. Our principal offices are located at 111 Lawrence Street, Framingham, Massachusetts 01702. Our corporate Internet address is www.lifelinesys.com and copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available through our website, free of charge, as soon as reasonably practicable following our electronic filing or furnishing of such materials to the Securities and Exchange Commission.

ITEM 1A.	Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

If the proposed Merger with Philips is not completed, our business and stock price will be adversely affected.

On January 18, 2006, we entered into the Merger Agreement with Philips and Merger Sub, pursuant to which Merger Sub will merge with and into Lifeline, with Lifeline continuing after the Merger as the surviving corporation and as an indirect, wholly owned subsidiary of Philips. At the effective time of the Merger, each issued and outstanding share of our common stock will be converted into the right to receive $47.75 in cash. Also, at the effective time of the Merger, each outstanding option to purchase shares of our common stock, whether vested or unvested, will be terminated and cancelled in consideration for a cash payment equal to the product of (1) the excess of $47.75 over the exercise price for the option multiplied by (2) the number of shares subject to the option.

The consummation of the Merger is subject to, among other things, approval of our shareholders and other customary closing conditions. The Merger has been unanimously approved by our Board of Directors and will be considered by our shareholders at a special meeting of shareholders to be held on March 21, 2006. If our shareholders approve the Merger, we would expect the closing of the Merger to occur soon thereafter.

We expect to incur expenses of approximately $1.6 million related to the Merger. These Merger-related expenses include investment banking fees and legal and professional fees. A contingent termination fee of $21.0 million is payable by us to Philips in the event that the Merger Agreement is terminated as a result of certain events detailed in the Merger Agreement.

Our business and stock price will be adversely affected if the Merger is not completed as a result of several factors, including, but not limited to, the following:

•	the stock price payable by Philips represents a premium to the price at which our shares were trading before the announcement;

•	our customers, prospective customers and investors in general may view this failure as a poor reflection on our business or prospects;

•	customers or prospective customers may have delayed their purchase commitments until the Merger was complete and the product integration plan and roadmap was clarified or may have chosen to not purchase at all;

•	certain of our suppliers and business partners may have sought to change or terminate their relationships with us as a result of the proposed Merger;

•	our key employees may have sought other employment opportunities; and

•	our management team may have been distracted from day-to-day operations as a result of the proposed Merger.

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

Our Canadian operations, which represented approximately 11% of our total revenues for the year ended December 31, 2005 subject us to risks, including:

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

As of December 31, 2005, less than 10% of our centrally-monitored subscribers were billed under state Medicaid contracts, representing approximately 8% of our total revenue for the year then ended. As we pursue our acquisition strategy, we anticipate that the proportion of our revenues from Medicaid programs may increase due to the large number of Medicaid subscribers associated with the smaller locally-operated PERS providers that are acquisition prospects. If government-funded health care programs tighten their program eligibility standards, impose new coverage restrictions or reduce or eliminate payments for our services, these subscribers may not have the financial resources to continue our service. In addition, it is typically more difficult to collect accounts receivable from sales to Medicaid programs than from private payors.

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

In addition, our business is affected by HIPAA, which imposed comprehensive national standards for privacy, security and electronic transactions involving individually identifiable health information. Since our government services business conducts electronic health claim transactions relating to the coordination of health care treatment for individual persons, it may be covered by the HIPAA privacy, security and transaction standards. Much of our business is conducted under contractual service arrangements with hospitals and other health care providers that are, in turn, required by HIPAA to impose certain privacy, security and transaction requirements through their contracts with us. The HIPAA regulations define minimum national standards, but individual states are permitted to adopt and enforce more stringent health data privacy and security rules.

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

We store sensitive subscriber data on our computer networks, including names, addresses, credit card information and health information. If our network security is compromised by a third party, or such data are otherwise misappropriated, we could be subject to civil liability claims, regulatory enforcement actions under laws such as HIPAA or similar state laws, loss of reputation and loss of customers

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our corporate headquarters is located in Framingham, MA and consists of an 84,000 square foot facility. This facility houses our management team as well as our primary monitoring center for

U.S.-based subscribers. We lease this facility under a fifteen-year lease expiring in 2013, with two five-year renewal options. Our average base rental payment under this lease is approximately $941,000 per year.

We lease a second facility in Framingham, MA, consisting of 35,000 square feet, which houses our second U.S. monitoring facility, some of our marketing personnel, and the Lifeline Learning and Development Center. Our lease expires in 2012 and has two five-year renewal options. Our average base rental payment under this lease is approximately $251,000 per year.

We also lease facilities in other locations to support our field and Canadian operations.

ITEM 3.	Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “LIFE.” On February 28, 2006, we had 460 registered shareholders.

The following table sets forth the high and low sales prices of our common stock for each quarter during the last two full fiscal years.

		High	Low
2006	First Quarter (through February 28, 2006)	$47.68	$36.77

2005	First Quarter	$31.65	$24.00
	Second Quarter	35.13	29.54
	Third Quarter	34.73	30.62
	Fourth Quarter	37.91	31.48

2004	First Quarter	$21.58	$16.53
	Second Quarter	24.40	18.50
	Third Quarter	24.98	18.76
	Fourth Quarter	29.16	21.50

During the periods presented, we have not paid or declared any cash dividends on our common stock. While the payment of dividends is within the discretion of our Board of Directors, we presently expect to retain all of our earnings for use in financing our future growth.

ITEM 6.	Selected Financial Data

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
OPERATING RESULTS
Total revenues	$151,152	$130,549	$116,159	$105,008	$96,560
Income from operations	23,525	19,098	16,870	13,571	10,561
Income before income taxes	24,663	19,555	17,098	13,550	10,223
Net income	18,237	12,499	10,259	8,130	6,320
Net income per share, diluted	$1.24	$0.88	$0.76	$0.60	$0.49
Diluted weighted average shares outstanding	14,652	14,160	13,539	13,450	12,962

FINANCIAL POSITION[1]
	December 31,
	2005	2004	2003	2002	2001
Working capital	$42,229	$48,056	$33,496	$19,548	$15,018
Total assets	151,822	129,048	101,467	83,660	76,989
Long-term obligations[2]	2,090	3,270	1,004	6	5,000
Stockholders’ equity	121,993	97,741	79,226	62,793	52,209

[1]	There were no cash dividends paid or declared during any of the periods presented.

[2]	Excludes current portion of long-term obligations related to the assignment of our lease portfolio. See Note D to the Consolidated Financial Statements included in Item 8 below.

All share and per share amounts have been adjusted to reflect a two-for-one stock split, in the form of a stock dividend of one additional share for each share held, effected by us on December 17, 2003.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to, among other things, our future revenues, operating income, or earnings per share. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that may cause our actual results to vary materially from those forecast or projected in any such forward-looking statement. These factors include, without limitation, those set forth above under the caption “Risk Factors.” Our failure to successfully address any of these factors could have a material adverse effect on our future results of operations.

Executive Overview

We provide 24-hour personal emergency response monitoring services and related products to subscribers, primarily elderly or disabled individuals with medical or age-related conditions, who wish to continue to live independently in their home. We were instrumental in pioneering the PERS industry with our inception in 1974 and have been the leading provider of PERS products and services for over 30 years. Initially, we were primarily an equipment business predicated on selling PERS products to community hospitals and other health care providers seeking to operate local PERS programs for their patients. Due to industry trends primarily relating to economic pressures on these hospitals to reduce costs, our business evolved into primarily a services-based business, providing PERS products and monitoring services as a unified service offering.

Our PERS products and services consist principally of a home communicator connected to the telephone and a wireless personal help button which, when activated, initiates an automated digital telephone signal to one of our centralized monitoring facilities. Our monitoring technology platform retrieves the subscriber’s record from our centralized database and routes the call to one of our highly-trained monitoring professionals. Our monitoring professionals follow a prescribed response protocol to quickly assess the nature of the call through immediate two-way, voice-to-voice communication and provide a prompt, appropriate response in a respectful and compassionate manner. This response may consist of contacting local ambulance, police or fire services or family, friends and neighbors. As of December 31, 2005, we monitored approximately 469,000 PERS subscribers in the United States and Canada. Approximately 75,000 additional individuals are monitored independently by hospitals and other health care providers on monitoring platforms purchased from us.

In 2003, we formed our senior living division to provide complementary PERS products to assisted living and other senior living facilities as a replacement for, or upgrade from, existing emergency call systems. We believe our senior living products are superior to existing call systems in these facilities, which are typically operated by a pull-cord and do not allow for immediate two-way, voice-to-voice communication. Our senior living products include a personal help button, home communicator and monitoring platform with preloaded, customized monitoring software for use by the facility. As of December 31, 2005 our senior living products were installed in approximately 1,500 senior living facilities in all 50 states, which monitored approximately 120,000 residents using our monitoring platforms.

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

RESULTS OF OPERATIONS

2005 Compared with 2004

Total revenues for the year ended December 31, 2005 increased approximately 16% to $151.2 million, from $130.5 million recorded in 2004.

Services Revenue

Services revenue increased approximately 16% for the year ended December 31, 2005 to $119.6 million from $103.2 million for the year ended December 31, 2004. The increase in our services revenue is mainly a result of the growth of our monitored subscriber base by 11% to approximately 469,000 subscribers as of December 31, 2005 from approximately 423,000 subscribers as of December 31, 2004. Our service to approximately 600 subscribers was interrupted as a result of the hurricanes that hit the Gulf Cost during the third quarter; however, these events did not have a material impact on our revenue results for 2005 nor are they expected to have a material impact on our revenue results in the future. The increase in our services revenue was also a result of our continued improvement in both the average monthly revenue per subscriber and the lifetime revenue per subscriber we generate.

Our ability to sustain this level of services revenue growth depends on our ability to continue with enhancements in service delivery, retain subscribers for longer periods of time, develop and implement strategies to increase the revenue each subscriber generates, expand the market for our personal response services and focus on health care channel and other initiatives to help grow our and our customers’ subscriber base. We believe that the high quality of our services, the quality of our equipment, and our commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting our growth objectives.

Net Product Sales

Net product sales increased approximately 18% to $31.3 million for the year ended December 31, 2005, from $26.5 million in the prior year. The increase is primarily attributable to the approximate 59% growth in product revenue we generated from our senior living business. We were also successful in encouraging our hospital programs to grow their Lifeline programs as well as upgrade their subscribers’ PERS products, resulting in additional health care product sales. We believe that sales to our senior living customers may continue to mitigate or exceed some of the otherwise expected decline in PERS equipment sales in periods subsequent to December 31, 2005.

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

Cost of services, as a percentage of services revenue, improved to 45% for the year ended December 31, 2005 from 48% for the year ended December 31, 2004. On a dollar basis, cost of services increased by approximately $4.9 million for the year ended December 31, 2005 as compared to the prior year mainly as a result of continued growth in the number of subscribers serviced under our OneSource offering. This increase in the number of OneSource subscribers resulted in an increase in related expenses such as depreciation of Lifeline-owned home communicators provided to OneSource subscribers as part of that service, certain operational costs, including data entry, customer service, distribution, administration, sales and support, and increased costs for our government services division. Despite the dollar increase, our ability to leverage our fixed cost base has resulted in continued improvements in our service gross margin and we expect to continue with our service gross margin initiatives in periods subsequent to 2005.

Cost of Product Sales

For the year ended December 31, 2005, cost of product sales as a percentage of net product sales was approximately 36% as compared to 35% for the year ended December 31, 2004. The increased cost percentage was primarily due to our senior living products representing a higher percentage of total product sales, as products associated with sales of emergency call systems to senior living facilities have higher costs as a percentage of product sales than our traditional home communicator sales. Increased spending for distribution and warranty in support of our senior living product line also contributed to the increased costs. These negative factors were slightly offset by increased sales of our PERS products at higher average selling prices for the year ended December 31, 2005 as compared the year ended December 31, 2004.

We expect that we may experience an increase in cost of product sales as a percentage of net product sales for the year ending December 31, 2006 as we continue with our senior living initiative.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were approximately 40% of total revenues for the year ended December 31, 2005 compared to 39% for the year ended December 31, 2004, and equated to a dollar increase of approximately $8.9 million to $59.8 million for the year ended December 31, 2005.

We continued to invest in our senior living initiative, including approximately $1.6 million of incremental operational costs associated with the acquisitions we completed in June 2004 and October 2005. We also incurred approximately $5.3 million of increased expenditures associated with higher corporate-related expenses as a result of the growth of our business and other business and marketing initiatives, including the ongoing investment in our health care direct marketing campaign, e-commerce and other marketing and channel development programs, including our new consumer marketing initiative. We expect that SG&A expenses as a percentage of total revenues will remain constant or may increase as a percentage of total revenues for the year ending December 31, 2006 as we continue with our business initiatives.

Research and Development Expenses

Research and development expenses represented approximately 2% of our total revenues for the years ended December 31, 2005 and 2004. Research and development efforts are focused on ongoing product improvements and developments. We expect to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

Taxes

Our effective tax rate was 26.1% for the year ended December 31, 2005 compared to 36.1% for the year ended December 31, 2004. The effective tax rate for 2005 was affected by an approximate $2.9 million reduction of accrued tax liabilities related to the expiration of certain statutes of limitations on previous tax positions and favorable adjustments as a result of tax settlements. Our normalized effective tax rate was 37.7% for the year ended December 31, 2005 mainly related to our holding company reorganization, which we completed in December 2004.

2004 Compared with 2003

Total revenues for the year ended December 31, 2004 increased approximately 12% to $130.5 million, from $116.2 million recorded in 2003.

Services Revenue

Services revenues increased approximately 14% to $103.2 million for the year ended December 31, 2004 compared to $90.7 million for the year ended December 31, 2003. The increase in our services revenues was mainly a result of the growth of our monitored subscriber base by 10% to approximately 423,000 subscribers as of December 31, 2004 from approximately 386,000 subscribers as of December 31, 2003 and our continued success acquiring the Lifeline programs of our customers and transitioning the subscribers to our higher revenue producing OneSource offering.

Net Product Sales

We experienced a 10% increase in net product sales to $26.5 million for the year ended December 31, 2004, from $24.2 million in the prior year. The increase was primarily attributable to the 67% growth in product revenue we generated from our senior living initiative, principally representing sales of wireless emergency call systems for the senior living industry following our acquisition of suppliers of these systems in June 2004 and July 2003.

Finance Income

Finance income, representing income earned from our portfolio of sales-type leases decreased 33% to $0.9 million for the year ended December 31, 2004 as compared to $1.3 million for the year ended December 31, 2003.

In December 2003, we entered into a program agreement with a third party to underwrite new equipment leases for customers of our senior living division and our PERS equipment business. In the initial transaction under this agreement, we assigned approximately $1.5 million of our lease-portfolio net investment to the third party for approximately $1.6 million in cash. The net investment of the assigned portfolio remains with us with an offsetting liability which is being amortized over the remaining terms of the leases, as paid. We also recorded deferred finance income on the assignment that is being recognized as part of finance income as the leases expire.

In December 2004, we entered into a second agreement to assign our remaining $4.0 million lease-portfolio net investment to the aforementioned third party for approximately $4.0 million in cash. Similar to the December 2003 transaction, the net investment of the assigned portfolio remains with us with an offsetting liability which is being amortized over the remaining terms of the leases, as paid. We also recorded deferred finance income on the assignment that is being recognized as part of finance income as the leases expire.

Cost of Services

Cost of services, as a percentage of service revenues, improved 4% to 48% for the year ended December 31, 2004 from 52% for the year ended December 31, 2003. On a dollar basis, cost of services increased by approximately $1.8 million for the year ended December 31, 2004 as compared to the prior year due to the following factors: 1) the growth in the number of subscribers serviced under our OneSource offering resulted in an increase in related expenses such as depreciation of Lifeline-owned home communicators rented to OneSource subscribers, certain operational costs including data entry, customer service, sales and support and integration costs associated with an acquisition of a small regional service provider; and 2) our costs incurred from a full year of operations of our second U.S. monitoring facility increased approximately 55% and included such items as depreciation of leasehold improvements and other fixed assets associated with the facility.

Cost of Product Sales

For the year ended December 31, 2004, cost of product sales, as a percentage of net product sales, was 35% as compared to 33% for the year ended December 31, 2003. The percentage increase was mainly due to increased sales of wireless emergency call systems to senior living facilities following our acquisition of suppliers of these systems in June 2004 and July 2003, as the products associated with these sales have higher costs as a percentage of product sales than our PERS product sales.

Selling, General and Administrative Expenses

SG&A expenses were 39% of total revenues for the year ended December 31, 2004 compared to 37% for the year ended December 31, 2003, and equated to a dollar increase of approximately $8.0 million to $50.9 million for the year ended December 31, 2004.

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

Research and Development Expenses

Research and development expenses represented approximately 2% of our total revenues in 2004 and 2003. Research and development efforts were focused on ongoing product improvements and developments, such as our new communicator introduced in the second quarter of 2004.

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

Taxes

Our effective tax rate was 36% for the year ended December 31, 2004 as compared to 40% for the year ended December 31, 2003. The lower effective tax rate was primarily due to our holding company reorganization, which contributed a 3.5% reduction in our effective tax rate for the year ended December 31, 2004.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 into law, which did not have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2005, our portfolio of cash and cash equivalents decreased approximately $11.2 million to $31.2 million from $42.4 million at December 31, 2004. The decrease resulted from the investment of excess cash reserves as we implemented a strategy to invest in long-term investments for our excess cash and cash equivalents. Our overall portfolio of cash and cash equivalents and investments grew by approximately $12.6 million for the year ended December 31, 2005 as a result of an increase in cash provided by operating activities of approximately $30.6 million resulting from the growth in our profitability, the impact of continued improvements in collections of our accounts receivable portfolio (which resulted in a reduction in days sales outstanding from 33 days for the year ended December 31, 2004 to 30 days for the year ended December 31, 2005) and the benefit of our outsourced leasing program. In addition to proceeds provided by operating activities, proceeds from stock option exercises of $3.7 million also contributed to the increase.

Offsetting this increase was net payments of approximately $3.3 million for income tax obligations, net of the tax benefit on employee stock options exercised, and approximately $12.3 million used for purchases of property and equipment in the ordinary course of business, including approximately $4.7 million for Lifeline–owned equipment rented to customers and subscribers under our OneSource and Product and Service Fee (“PSF”) offerings. We also spent a total of $9.3 million during 2005 for business purchases and other, of which $1.6 million was spent for provider agreements for Lifeline Monitoring Services (“LMS”) and PSF offerings and $6.6 million was spent for business acquisitions, including the acquisition of a supplier of emergency call systems for the senior living industry, the acquisition of a regional service provider and acquisitions of OneSource businesses.

We have a $30.0 million credit facility with Citizens Bank of Massachusetts that expires in July 2007.

As of December 31, 2005, we did not have any debt outstanding under this facility.

The following table summarizes our existing contractual obligations as of December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter (1)
Contractual Obligations (2):
Operating leases	$1,815	$1,718	$1,588	$1,618	$1,612	$4,317

Total Obligations	$1,815	$1,718	$1,588	$1,618	$1,612	$4,317

(1)	The majority of this amount represents contractual obligations under our corporate facility lease through 2013 and our second U.S. monitoring facility through 2012.

(2)	The table does not include the line of credit, for up to $30.0 million, which matures in July 2007 and under which no amounts were outstanding at December 31, 2005, or certain earnout provisions for some of our acquisitions, which are payable over three years.

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

During the year ended December 31, 2005, we entered into a variety of LMS and PSF provider agreements and purchased several OneSource businesses. We used accounting estimates and judgments to determine the fair value of assets and liabilities, if any. We did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting for these arrangements; however, we did record intangible assets related to the specific arrangements and we are amortizing these costs over the expected lives of the identified intangible assets, which range from five to 15 years. Any change in assumptions could either result in a decrease or increase in the estimated life. A decrease in estimated life would reduce our net income and an increase in estimated life would increase our net income.

During the year ended December 31, 2005, we completed the purchase accounting for previous acquisitions of a supplier of wireless emergency call systems for the senior living industry and service providers in both the U.S. and Canada. As a result, we recorded approximately $1.4 million of non-amortizable goodwill and $3.4 million of amortizable intangible assets, the majority of which will be amortized between seven and 15 years. In accordance with our assessment of the fair value of assets acquired from previous years’ acquisitions, we also recorded approximately $1.1 million of additional goodwill as a result of payments for certain earnout provisions associated with the agreements.

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

Net investment in sales-type leases

We considered the requirements of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), when considering the accounting treatment associated with the assignment of approximately $4.0 million and $1.5 million of our lease-portfolio net investment to a third party in December 2004 and 2003, respectively. Paragraph 9 of SFAS 140 outlines the conditions that are required to be met for specific accounting treatment to be applied to this assignment. We concluded that the appropriate accounting treatment was for the net investment of the assigned portfolio to remain on our books with an offsetting liability which is being amortized over the remaining terms of the leases. We also recorded deferred finance income on the assignment that will be recognized as part of finance income as the leases expire.

Short-term and long-term investments

Our investments are deemed to be available for sale. They are recorded at fair value. If a decline in fair value below the amortized cost basis is deemed other than temporary, as a result of us evaluating market conditions, trends of earnings and other key measures, the cost basis of the individual security would be written down to fair value as a new cost basis and the amount of the impairment would be included in our results of operations as a realized loss. We have not experienced such a situation during the year ended December 31, 2005.

Taxes

We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. For the year ended December 31, 2005, we recorded an approximate $2.9 million reduction of accrued tax liabilities related to the expiration of certain statutes of limitations on previous tax positions and favorable adjustments as a result of tax settlements.

NEWLY ISSUED ACCOUNTING STANDARDS

On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB No. 20, “Accounting Changes” (“APB No. 20”), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R must be adopted by the first fiscal year beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation arrangements for public companies. We have completed our evaluation of the adoption of SFAS 123R and have determined the impact that this statement will have on our results of operations for the year ending December 31, 2006 to be approximately $2.4 million. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R in 2006.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. We do not believe the adoption of the standard will have a material impact on our results of operations upon adoption in fiscal 2006.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We have considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2005. We believe that we currently have no material exposure to interest rate and foreign currency exchange rate risks in our instruments entered into for other than trading purposes.

Interest rates

At December 31, 2005, our short-term and long-term investments consisted primarily of obligations of the U.S. Government and its agencies and corporate bonds. We maintain an investment policy which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. These securities are subject to interest rate risk and may decline in value when interest rates change. If a 1% change occurred in the value of our portfolio, the impact on our financial statements would be approximately $0.3 million.

Our balance sheet may from time to time include an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. We have the ability to obtain a revolving credit loan with an interest rate based on LIBOR or a revolving credit loan with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in our interest expense. As of December 31, 2005, we did not have any outstanding balances associated with our credit facility and, therefore, our consolidated financial position, results of operations and cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to the Canadian dollar as a result of the sale of our products and services in Canada and translation adjustments associated with the conversion of our Canadian subsidiary’s currency into the reporting currency (U.S. dollar). As such, our exposure to changes in Canadian exchange rates could impact our consolidated financial position, results of operations and cash flows. We performed a sensitivity analysis as of December 31, 2005 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates would not materially affect our consolidated financial position, results of operations or cash flows. Our sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for our services/products as a result of the currency fluctuations or otherwise.

ITEM 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Index to Consolidated Financial Statements and Schedule

The following consolidated financial statements of Lifeline and its subsidiaries required to be included in Item 8 are listed below:

The following financial statement schedule of Lifeline is filed herewith on the page listed below:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	83

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Lifeline Systems, Inc.

We have completed integrated audits of Lifeline Systems, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lifeline Systems, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2006

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands, except par value)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$31,245	$42,428
Short-term investments	7,972	5,000
Accounts receivable, net of allowance for doubtful accounts of $478 in 2005 and $621 in 2004	13,108	12,209
Inventories	5,717	4,546
Net investment in sales-type leases	1,572	1,906
Prepaid expenses and other current assets	3,733	2,369
Deferred income taxes	837	1,092

Total current assets	64,184	69,550
Long-term investments	20,781	—
Property and equipment, net	35,393	34,030
Net investment in sales-type leases	2,022	3,636
Goodwill	11,217	8,821
Other intangible assets, net	18,126	12,838
Other assets	99	173

Total assets	$151,822	$129,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,076	$2,485
Accrued expenses	4,145	4,631
Accrued payroll and payroll taxes	7,239	5,910
Accrued income taxes	448	3,714
Deferred revenues	2,374	2,150
Other current liabilities	2,673	2,604

Total current liabilities	21,955	21,494
Deferred income taxes	5,819	6,511
Other non-current liabilities	2,055	3,302

Total liabilities	29,829	31,307
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.02 par value, 50,000,000 shares authorized, 14,225,336 shares issued and outstanding at December 31, 2005 and 13,832,630 shares issued and outstanding at December 31, 2004	285	277
Additional paid-in capital	38,619	30,657
Retained earnings	84,571	66,334
Unearned compensation	(2,469)	(471)
Accumulated other comprehensive income	987	944

Total stockholders’ equity	121,993	97,741

Total liabilities and stockholders’ equity	$151,822	$129,048

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the years ended December 31, 2005, 2004 and 2003

(In thousands, except for per share data)

	2005	2004	2003
Revenues
Services	$119,618	$103,176	$90,698
Net product sales	31,328	26,500	24,167
Finance income	206	873	1,294

Total revenues	151,152	130,549	116,159

Costs and expenses
Cost of services	54,035	49,150	47,391
Cost of product sales	11,382	9,321	7,882
Selling, general, and administrative	59,769	50,866	42,900
Research and development	2,441	2,114	1,816
Other non-recurring item (Note J)	—	—	(700)

Total costs and expenses	127,627	111,451	99,289

Income from operations	23,525	19,098	16,870

Other income (expense)
Interest income	1,315	546	181
Interest expense	(14)	(29)	(43)
Other income (expense)	(163)	(60)	90

Total other income, net	1,138	457	228

Income before income taxes	24,663	19,555	17,098
Provision for income taxes	6,426	7,056	6,839

Net income	18,237	12,499	10,259
Other comprehensive income, net of tax
Unrealized loss on investments	(189)	—	—
Foreign currency translation adjustments	220	314	408

Comprehensive income	$18,268	$12,813	$10,667

Net income per weighted average share:
Basic	$1.31	$0.92	$0.78

Diluted	$1.24	$0.88	$0.76

Weighted average shares:
Basic	13,934	13,585	13,126

Diluted	14,652	14,160	13,539

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock		Accum Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
BALANCE, December 31, 2002	12,960,276	$142	$23,869	$43,576		1,242,178	$(4,556)	$(238)	$62,793
Exercise of stock options, including tax benefit of $2,932	323,892	2	4,837						4,839
Issuance of restricted stock	72,000	1	753		$(754)				—
Amortization of unearned compensation					132				132
Issuance of stock under employee stock purchase plan	51,926	1	510						511
Two-for-one stock split		122	(4,678)			(1,242,178)	4,556		—
Foreign currency translation adjustment								692	692
Net income				10,259					10,259

BALANCE, December 31, 2003	13,408,094	268	25,291	53,835	(622)	—	—	454	79,226
Exercise of stock options, including tax benefit of $1,232	373,025	8	4,348						4,356
Amortization of unearned compensation					151				151
Issuance of stock under employee stock purchase plan	51,511	1	845						846
Foreign currency translation adjustment								490	490
Other			173						173
Net income				12,499					12,499

BALANCE, December 31, 2004	13,832,630	277	30,657	66,334	(471)	—	—	944	97,741
Exercise of stock options	300,755	6	2,876						2,882
Issuance of restricted stock	60,000	1	2,184		(2,185)				—
Amortization of unearned compensation					187				187
Tax benefit of stock options exercised			2,073						2,073
Issuance of stock under employee stock purchase plan	31,951	1	829						830
Foreign currency translation adjustment								299	299
Net unrealized gain/(loss) on investments								(256)	(256)
Net income				18,237					18,237

BALANCE, December 31, 2005	14,225,336	$285	$38,619	$84,571	$(2,469)	—	$—	$987	$121,993

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$18,237	$12,499	$10,259
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	204	—	—
Depreciation and amortization	13,327	12,808	11,645
Provision for bad debts	393	436	348
Tax benefit from exercises of employee stock options	2,073	1,232	—
Deferred income tax provision (benefit)	(644)	(410)	179
Amortization of unearned compensation	187	151	132
Amortization of premium on available-for-sale securities	6	—	—
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(505)	(994)	(373)
Inventories	(857)	1,486	(94)
Net investment in sales-type leases	1,948	1,180	(68)
Prepaid expenses, other current assets and other assets	(1,279)	993	(1,211)
Prepaid income taxes	—	1,708	(1,470)
Income taxes payable	(3,256)	3,696	1,241
Accounts payable, accrued expenses and other liabilities	(471)	1,197	156
Accrued payroll and payroll taxes	1,197	333	957
Accrued restructuring and other non-recurring charges	—	—	(310)

Net cash provided by operating activities	30,560	36,315	21,391

Cash flows from investing activities:
Purchases of investments	(29,016)	(29,046)	—
Sales and maturities of investments	5,000	24,046	—
Additions to property and equipment	(12,291)	(9,856)	(11,183)
Business purchases and other	(9,327)	(8,899)	(4,138)

Net cash used in investing activities	(45,634)	(23,755)	(15,321)

Cash flows from financing activities:
Principal payments under long-term obligations	—	(5)	(96)
Proceeds from lease portfolio assignment	—	4,049	1,624
Proceeds from stock options exercised, employee stock purchase plan and other	3,712	4,143	2,418

Net cash provided by financing activities	3,712	8,187	3,946

Net (decrease)/increase in cash and cash equivalents	(11,362)	20,747	10,016

Effect of foreign exchange on cash	179	325	275

Cash and cash equivalents at beginning of year	42,428	21,356	11,065

Cash and cash equivalents at end of year	$31,245	$42,428	$21,356

Non-cash activity:
Acquisition related charges	$912	$503	$—
Restricted stock	2,185	—	754

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lifeline Systems, Inc. (the “Company”) provides 24-hour personal emergency response monitoring services and related products to subscribers, primarily elderly or disabled individuals with medical or age-related conditions, who wish to continue to live independently in their home. The Company’s personal emergency response services (“PERS”) products and services consist principally of a home communicator connected to the telephone and a wireless personal help button which, when activated, initiates an automated digital telephone signal to one of the Company’s centralized monitoring facilities. The Company’s monitoring technology platform retrieves the subscriber’s record from its centralized database and routes the call to one of the Company’s monitoring professionals. These monitoring professionals follow a prescribed response protocol to quickly assess the nature of the call through immediate two-way, voice-to-voice communication and provide a prompt, appropriate response in a respectful and compassionate manner. This response may consist of contacting local ambulance, police or fire services or family, friends and neighbors.

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

PERS products and services are provided through the Company’s customers, primarily consisting of community hospitals and other health care providers. These customers typically offer the Company’s services to their patients and clients through a co-branded program that demonstrates their affiliation with the Company. The Company also markets its services through Lifeline OneSource (“OneSource”), its direct-to-subscriber, full-service PERS offering. Senior living products are marketed and sold directly to senior living facilities.

The Company generates services revenue through recurring monthly fees by billing subscribers or their families who receive the Company’s OneSource offering, or by billing customers that outsource their monitoring activities to the Company. In addition, the Company generates revenue through product sales in connection with its other PERS service offerings, as well as product sales to senior living facilities. The Company’s PERS offerings are generally “private pay” offerings, although in some cases it receives reimbursement from government-funded health care programs, such as Medicaid, which it administers through its government services division.

The Company offers four service offerings. OneSource is the Company’s full-service offering that provides subscribers with monitoring and the use of a Company-owned home communicator for a single monthly fee. The Company manages the day-to-day administrative tasks of the service, including managing referrals, sales and marketing efforts, subscriber inquiries, subscriber enrollment, service installation and billing and collections. Under the Company’s Lifeline Monitoring Services (“LMS”) offering, the Company provides its customers’ monitoring services for their subscribers through the Company’s centralized monitoring facilities, and the customers typically retain all other responsibilities for the operation of the Lifeline program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The customer typically purchases home communicators and personal help buttons from the Company, which it then rents to subscribers. The Company charges the customer a monthly per-subscriber fee for the monitoring service, which is then passed on by the customer to the subscriber. Under the Company’s Lifeline Product and Service Fee (“PSF”) offering, the Company provides all of the services associated with the LMS offering; however, the home communicator and personal help button are rented, rather than sold, to the customer in exchange for a monthly fee. Finally, under the Company’s Lifeline Site Monitoring offering, the Company sells monitoring platforms, personal help buttons and home communicators to its customers who choose to monitor their own subscribers locally, rather than through the Company’s centralized monitoring facilities.

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

Cash and Cash Equivalents, Investments

The Company considers all securities purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. They are carried at fair value, which approximates cost. The Company’s investments are deemed to be available for sale. Short-term investments consist primarily of obligations of the U.S. Government and its agencies with maturities at date of acquisition beyond three months and less than one year. Long-term investments consist primarily of obligations of the U.S. Government and its agencies and corporate bonds with maturities at date of acquisition beyond one year and less than three years. Investments are carried at fair value. The Company maintained approximately $21.5 million and $45.0 million at December 31, 2005 and 2004, respectively, of its cash and cash equivalents with a single institution. The Company has not experienced any losses associated with deposits at this institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents, Investments (continued)

(Dollars in thousands)	Maturity
Type of Security	Less than one year		More than one year		Total
	2005	2004	2005	2004	2005	2004
Certificate of Deposit	$—	$5,000	$—	$—	$—	$5,000
U.S. Government and Agency Securities	7,972	—	9,896	—	17,868	—
Corporate Bonds	—	—	10,885	—	10,885	—

Total short-term and long-term investments	7,972	5,000	20,781	—	28,753	5,000
Cash and Cash Equivalents	31,245	42,428	—	—	31,245	42,428

Total cash and cash equivalents and investments	$39,217	$47,428	$20,781	$—	$59,998	$47,428

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

Equipment Provided to Customers

In accordance with its OneSource offering, the Company provides subscribers with home communicators as part of a unified service offering in which the Company bills the subscriber on a monthly basis for the monitoring and business support service and records service revenue in the period earned. In accordance with its PSF offering, the Company provides all of the services associated with the LMS offering; however, the home communicator and personal help button are rented, rather than sold, to the customer in exchange for a monthly fee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment Provided to Customers (continued)

The cost of the home communicator provided to the subscriber and to the customer in both offerings is recorded as an asset on the Company’s balance sheet and depreciation is computed by the straight-line method over an estimated useful life of 5 years.

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

Goodwill and Other Intangible Assets (continued)

cash flows that are largely independent of the cash flows of other groups of assets. Under this approach, the Company specifically tests the Goodwill and the Other Intangible Assets asset groups when testing for impairment. The Company did not recognize an impairment loss for the year ended December 31, 2005.

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

Product Warranty

The Company’s products are generally under warranty against defects in material and workmanship.

Changes in product warranty obligations for the years ended December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(in thousands)
Balance, beginning of year	$201	$208
Provision for warranty	361	305
Warranty utilized	(356)	(312)

Balance, end of year	$206	$201

Revenue Recognition

The Company records monitoring service revenue in the month service is provided under its OneSource, PSF and LMS service offerings. Under the OneSource and PSF offerings, the monitoring service can be cancelled without penalty at any time by the subscriber or customer and no product revenue is recognized because the subscriber or customer does not acquire title to any product. However, customers who choose the LMS service offering purchase the home communicators from the Company, which the customer then provides to its subscribers. In this instance, the Company records product revenue upon shipment, as title to the equipment passes to the customer at that time.

Under the LMS and PSF service offerings, the Company charges the customer a nominal fee for one-time administrative set up and data entry of new subscribers. Under the OneSource

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

service offering, the Company charges subscribers a nominal fee for installation of the personal response devices, including a one-time administrative set up fee for data entry of the new subscribers. Since incremental direct costs related to the installation and administrative tasks associated with new subscribers exceed installation and one-time administrative set-up revenue, the Company expenses these costs in the period incurred. The Company reviews its installation and one-time administrative set-up revenue quarterly and has not experienced situations where this revenue exceeds incremental direct costs.

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

Net Income Per Common Share

Net income per basic common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding restricted stock contingently issuable. Net income per diluted common share is computed based on the weighted-average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of stock options, stock appreciation rights and restricted stock awards calculated in accordance with SFAS No. 128, “Earnings per Share”(“SFAS 128”).

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

At December 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note E.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, supersedes APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R must be adopted by the first fiscal year beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation arrangements for public companies. The Company has completed its evaluation of the adoption of SFAS 123R and has determined the impact that this statement will have on its results of operations for the year ending December 31, 2006 to be approximately $2.4 million. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Common Share (continued)

	For the year ended December 31,
(Dollars in thousands)	2005	2004	2003
Net income, as reported	$18,237	$12,499	$10,259
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	153	97	79
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(2,260)	(1,726)	(1,419)

Pro forma net income	$16,130	$10,870	$8,919

Earnings per share
Basic - as reported	$1.31	$0.92	$0.78

Basic - pro forma	$1.16	$0.80	$0.68

Diluted - as reported	$1.24	$0.88	$0.76

Diluted - pro forma	$1.08	$0.77	$0.66

Industry Segments

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales, marketing and monitoring operations in both the United States and Canada. Foreign revenues from Canada comprised approximately 11% of the Company’s total revenues in 2005 and tangible assets in Canada represent less than 10% of the Company’s total assets as of December 31, 2005.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and cash equivalents, short-term and long-term investments and trade receivables. The Company provides its services to its customers, consisting primarily of hospitals and other health care institutions, as well as to subscribers. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases the leased equipment serves as collateral in the transactions. The Company has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity.

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

Newly Issued Accounting Standards (continued)

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS 151”). SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company does not believe the adoption of the standard will have a material impact on its results of operations upon adoption in fiscal 2006.

Reclassifications

Certain 2004 amounts have been reclassified to conform to 2005 presentation.

B.	INVENTORIES

Inventories consist of the following:

	December 31,
(Dollars in thousands)	2005	2004
Purchased parts and assemblies	$1,493	$923
Work in progress	209	177
Finished goods	4,015	3,446

Total inventories	$5,717	$4,546

C.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
(Dollars in thousands)	2005	2004
Equipment	$35,251	$34,760
Furniture and fixtures	4,853	4,314
Equipment provided to customers	28,415	24,946
Leasehold improvements	9,006	8,718
Construction in progress	3,391	1,313

	80,916	74,051
Less: accumulated depreciation	(45,523)	(40,021)

Total property and equipment, net	$35,393	$34,030

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

C.	PROPERTY AND EQUIPMENT (continued)

During 2005 and 2004, the Company removed from its books approximately $5.7 million and $2.2 million, respectively, of equipment provided to customers, computer related equipment, telephone equipment and manufacturing equipment which is no longer in use. The Company recorded a loss on disposal of $0.2 million and $0 as of December 31, 2005 and 2004, respectively. Accumulated depreciation amounted to $16.8 million and $13.3 million on equipment provided to customers at December 31, 2005 and 2004, respectively. In total, depreciation expense amounted to $10.8 million, $10.1 million and $9.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

D.	LEASING ARRANGEMENTS

As Lessor

The Company maintained an internally financed and operated leasing program whereby it leased its personal response products to customers principally under sales-type leases. As sales-type leases, the lease payments to be received over the term of the leases were recorded as a receivable at the inception of the new lease. Finance income attributable to the lease contracts was initially recorded as unearned income and subsequently recognized as income under the interest method over the term of the leases. The lease contracts were generally for five-year terms, and the residual value of the leased equipment was considered to be nominal at the end of the lease period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.	LEASING ARRANGEMENTS (continued)

The components of the net investment in sales-type leases are as follows:

	December 31,
(Dollars in thousands)	2005	2004
Minimum lease payments receivable	$4,127	$6,529
Less: Unearned interest	513	967
Allowance for doubtful accounts	20	20

Net investment in sales-type leases	3,594	5,542
Less: Current portion	1,572	1,906

Long-term portion, net investment in sales-type leases	$2,022	$3,636

Future minimum lease payments due under non-cancellable sales-type leases at December 31, 2005 are as follows:

(Dollars in thousands)
2006	$1,907
2007	1,271
2008	764
2009	185
2010	—

Total future minimum lease payments	$4,127

In December 2003, the Company entered into a program agreement with a third party to underwrite equipment leases for its senior living initiative and its PERS equipment business. In the initial transaction under this agreement, the Company assigned approximately $1.5 million of its net investment of its existing lease portfolio to the third party for approximately $1.6 million in cash.

In December 2004, the Company entered into a second agreement to assign its remaining $4.0 million lease-portfolio net investment to the aforementioned third party for approximately $4.0 million in cash. The net investment of the assigned portfolios remains with the Company and is included in the components of net investment in sales-type leases in the above table. The net investment will be amortized over the remaining terms of the leases, as paid. The Company also recorded an offsetting liability, in which the current portion of approximately $1.5 million is included in other current liabilities and the long-term portion of approximately $2.0 million is included in other long-term liabilities on the Company’s balance sheet. The Company also recorded deferred finance income of approximately $226,000 on the assignments, of which $89,000 remains at December 31, 2005 and which will be recognized as part of finance income as the leases expire. The Company recorded the current portion of the deferred finance income in other current liabilities and the long-term portion in other long-term liabilities on its balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.	LEASING ARRANGEMENTS (continued)

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

Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows for the years ending December 31:

(Dollars in thousands)	Operating Leases
2006	$1,815
2007	1,718
2008	1,588
2009	1,618
2010	1,612
Thereafter	4,317

Total minimum lease payments	$12,668

Total rent expense under all operating leases was $1.7 million for each of the years ended December 31, 2005, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.	STOCKHOLDERS’ EQUITY

Net Income Per Common Share

In accordance with SFAS 128, the Company presents basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding restricted stock contingently issuable. Diluted EPS reflects the potential dilution that could occur if securities convertible into common stock or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of basic EPS to diluted EPS and dual presentation on the face of the statement of income are also required.

Calculation of per share earnings is as follows:

(In thousands except per share figures)	2005	2004	2003
Basic:
Net income	$18,237	$12,499	$10,259
Weighted average common shares outstanding	13,934	13,585	13,126
Net income per share, basic	$1.31	$0.92	$0.78

Diluted:
Net income for calculating diluted earnings per share	$18,237	$12,499	$10,259
Weighted average common shares outstanding	13,934	13,585	13,126
Common stock equivalents	718	575	413

Total weighted average shares	14,652	14,160	13,539
Net income per share, diluted	$1.24	$0.88	$0.76

For the years ended December 31, 2005, 2004 and 2003, options to purchase 55,000, 1,200 and 23,000 shares, respectively, at an average exercise price of $32.26, $22.72 and $15.14 respectively, have not been included in the computation of diluted net income per share, as their effect would have been anti-dilutive.

Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of SFAS 123. For the year ended December 31, 2005, the Company continued to recognize compensation costs using the intrinsic value based method described in APB 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

In July 2000, the Company’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”). In May 2003, the Company’s shareholders approved an amendment to the 2000 Plan to, among other things, increase the number of shares issuable under the 2000 Plan and to increase the term of the 2000 Plan from five to ten years. In December 2005, the Board of Directors of the Company approved an amendment to change the vesting schedule for grants made to non-employee directors under the 2000 Plan. The 2000 Plan provides that officers and key

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.	STOCKHOLDERS’ EQUITY (continued)

employees may be granted either nonstatutory or incentive stock options for the purchase of the Company’s common stock at the fair market value on the date of grant. The 2000 Plan also permits the issuance of restricted stock and stock appreciation rights. The employee options granted generally become exercisable in three equal annual installments beginning on the first anniversary of the date of grant. Additionally, the 2000 Plan provides for an automatic annual grant to non-employee directors. The non-employee director options granted prior to January 10, 2006 become exercisable in three equal annual installments with the first installment exercisable on the date of grant and an additional one-third becoming exercisable on each of the next two anniversary dates and expire ten years from the date of grant. The non-employee director options granted on January 10, 2006 become exercisable in 16 quarterly installments beginning three months from the date of grant and expire seven years from the date of grant.

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

The 1991 and 1994 Stock Option Plans provided for similar grants to officers and employees. The employee options granted pursuant to these plans generally became exercisable at a rate of 20% per year and expire ten years from the date of grant.

On April 4, 2001, the Board of Directors of the Company voted to terminate the 1991 and 1994 Stock Option Plans and the 2000 Employee Option Plan. Under the terms of the 2000 Plan, if any stock option grant under any of the aforementioned terminated plans of the Company expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part or results in any common stock not being issued, unused common stock covered by such stock option grant shall again be available for the grant of a stock option under the 2000 Plan.

At December 31, 2005, shares available for future grants under all option plans were 377,745. Under the 2000 Plan, the number of shares issuable is automatically increased every January 1 by an amount equal to the least of (i) 500,000 shares of common stock, (ii) 2.5% of the outstanding shares on such date or (iii) an amount determined by the Company’s Board of Directors. In addition, the aggregate number of shares available for the grant of options to non-employee directors is automatically increased every January 1 by the number necessary to cause the total number of shares then available for non-employee directors to be restored to 90,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.	STOCKHOLDERS’ EQUITY (continued)

The following table summarizes all stock option plan activity for the years ended December 31:

	2005		2004		2003
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	1,751,904	$11.38	1,865,362	$9.47	1,844,800	$8.55
Granted	353,700	27.18	283,100	20.25	393,480	10.94
Exercised	(300,755)	9.58	(373,025)	8.37	(323,892)	5.89
Cancelled or lapsed	(14,900)	20.02	(23,533)	14.70	(49,026)	10.06

Outstanding at end of year	1,789,949	$14.72	1,751,904	$11.38	1,865,362	$9.47

Options exercisable at year end	1,160,680	$11.11	1,116,675	$9.45	1,100,684	$8.61
Weighted average fair value of options granted at fair market value during the year		$11.10		$9.66		$5.89

The effect of applying SFAS 123 for the purpose of providing pro forma disclosure as noted in Note A above may not be indicative of the effects on reported net income and net income per share for future years because the Company may grant more or fewer awards than in the past and these awards may have different features.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: a weighted average risk-free interest rate of 3.8%, 4.1% and 3.8%; a weighted average expected life of 6 years, 8 years and 7 years; expected volatility of 37% in 2005 and 2004 and 38% in 2003; and no expected dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.	STOCKHOLDERS’ EQUITY (continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$2.50 - $ 6.50	70,162	3.9	$4.89	70,162	$4.89
6.51 - 7.25	220,251	4.9	6.79	220,251	6.79
7.26 - 11.50	462,773	5.8	10.10	317,881	9.92
11.51 - 17.50	438,464	4.9	12.13	426,130	12.09
17.51 - 32.71	598,299	7.3	24.26	126,256	21.74

$2.50 - $32.71	1,789,949	5.9	$14.72	1,160,680	$11.11

In May 2005, the shareholders of the Company approved the 2005 Employee Stock Purchase Plan (the “2005 ESPP”) whereby eligible employees may invest up to 15% of their base salary in shares of the Company’s common stock. The purchase price of the shares is 95% of the fair market value of the stock on the date of purchase. Under the 2005 ESPP, 200,000 shares of common stock are available for purchase over ten offering periods through May 2010, of which approximately 193,394 shares remain available as of December 31, 2005. Shares purchased under the 2005 ESPP totaled 6,606 in 2005. The weighted-average grant-date fair value of the shares purchased under the 2005 ESPP was $38.91.

In July 2000, the shareholders of the Company approved the 2000 Employee Stock Purchase Plan (“2000 ESPP”) whereby eligible employees could invest up to 15% of their base salary in shares of the Company’s common stock. The purchase price of the shares was 85% of the fair market value of the stock on either the commencement date or the date of purchase, whichever was lower. Under the 2000 ESPP, 400,000 shares of common stock were available for purchase over ten offering periods through May 2005, of which approximately 138,892 shares remained when the 2000 ESPP was terminated in May 2005. Shares purchased under the 2000 ESPP totaled 25,329, 51,511 and 51,926 in 2005, 2004 and 2003, respectively. The weighted-average grant-date fair value of shares purchased under the 2000 ESPP was $29.50, $20.66 and $12.40 in 2005, 2004 and 2003, respectively.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 2005, 2004 and 2003, respectively: a risk free interest rate of 3.15%, 1.64% and 1.03%; an expected life of 6 months in each year; expected volatility of 35%, 37% and 38%; and no expected dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.	STOCKHOLDERS’ EQUITY (continued)

Restricted Stock

On December 7, 2005, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company approved an amendment (the “Amendment”) to the employment agreement between the Company and its Chief Executive Officer. In accordance with the terms of the Amendment, the Company issued 60,000 shares of restricted stock to its Chief Executive Officer, effective December 7, 2005, in consideration of future services, 20,000 shares of which will vest on each of May 1, 2009, May 1, 2010 and May 1, 2011. The fair market value of these shares was recorded as unearned compensation expense within Stockholders’ Equity and is being expensed as part of selling, general and administrative expenses from the date of issuance over the vesting period.

In accordance with the terms of the original employment agreement between the Company and its Chief Executive Officer, the Company issued 72,000 shares of restricted stock to its Chief Executive Officer, effective February 13, 2003, in consideration of future services. The shares are subject to vesting at the rate of one-third of such shares at the end of the 36th month following the date of grant, one third at the end of the 48th month following the date of grant and one-third at the end of the 60th month following the date of grant. The fair market value of these shares was recorded as unearned compensation expense within Stockholders’ Equity and is being expensed as part of selling, general and administrative expenses from the date of issuance over the vesting period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.	INCOME TAXES

The components of income before income taxes consists of the following:

	For the years ended December 31,
(Dollars in thousands)	2005	2004	2003
Domestic	$21,618	$17,053	$15,145
Foreign	3,045	2,502	1,953

	$24,663	$19,555	$17,098

The provision (benefit) for income taxes was computed as follows:

	For the years ended December 31,
(Dollars in thousands)	2005	2004	2003
Federal income taxes:
Current	$4,707	$6,035	$4,850
Deferred	(609)	(152)	127

	4,098	5,883	4,977

State income taxes:
Current	1,253	767	1,331
Deferred	(44)	(258)	52

	1,209	509	1,383

Foreign income taxes	1,119	664	479

Provision for income taxes	$6,426	$7,056	$6,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.	INCOME TAXES (continued)

Deferred tax assets (liabilities) are comprised of the following significant items at December 31:

(Dollars in thousands)	2005	2004
Current deferred tax assets:
Inventory and warranty reserves	$550	$603
Accounts receivable reserves	245	256
Deferred compensation	24	—
Deferred revenue	7	—
Accrued vacation and other reserves	11	233

Net current deferred tax asset	837	1,092

Noncurrent deferred tax assets (liabilities):
Sales type leases	(518)	(1,340)
Depreciation	(6,232)	(6,336)
Amortization	931	1,165

Net noncurrent deferred tax liability	(5,819)	(6,511)

Net deferred tax liability	($4,982)	($5,419)

The differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate are as follows:

	For the years ended December 31,
(Dollars in thousands)	2005	2004	2003
Provision at statutory rate	$8,632	$6,844	$5,984
State income tax, net of federal tax effect	786	322	780
Discrete items	(2,865)	—	—
Foreign rate differences	54	42	32
Other, net	(181)	(152)	43

Provision for income taxes	$6,426	$7,056	$6,839

The Company recorded an approximate $2.9 million reduction of accrued tax liabilities related to the expiration of certain statutes of limitations on previous tax positions and favorable adjustments as a result of tax settlements.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 into law, which did not have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G.	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company’s contributions, which are included in selling, general and administrative expenses, were $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

H.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to $9.3 million, $2.3 million and $7.2 million during 2005, 2004 and 2003, respectively. Interest paid was $14,000, $29,000 and $44,000 during 2005, 2004 and 2003, respectively.

I.	GOODWILL AND INTANGIBLES

During the year ended December 31, 2005, the Company acquired a regional service provider and a supplier of emergency call systems for the senior living industry for an aggregate amount of approximately $4.7 million. The Company completed the purchase price allocation for the regional service provider during 2005 and, accordingly, it recorded approximately $27,000 of goodwill and $1.7 million of other intangible assets, the majority of which the Company will amortize over an estimated life of 15 years. The Company is currently in the process of obtaining information in order to finalize the purchase accounting associated with the purchase of the supplier of emergency call systems for the senior living industry. The Company expects to complete the purchase price allocation during the first quarter of 2006.

In addition, in accordance with the Company’s assessment of the fair value of assets acquired from its previous acquisitions, the Company recorded approximately $1.1 million of additional goodwill as a result of a payment for certain earnout provisions associated with the agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I. GOODWILL AND INTANGIBLES (continued)

The following table represents the type and value of the Company’s intangible assets at December 31, 2005 and December 31, 2004:

	December 31, 2005		December 31, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$11,217	$0	$8,821	$0

Intangible assets subject to amortization:
Provider agreements	8,815	(6,419)	7,236	(5,707)
Referral sources	18,583	(7,207)	14,103	(5,860)
Employment and non-competition agreements	258	(88)	127	(38)
Customer lists and subscribers	1,732	(643)	728	(198)
Other identifiable intangible assets (1)	3,186	(91)	2,480	(33)

Total intangible assets	32,574	(14,448)	24,674	(11,836)

Total goodwill and intangible assets	$43,791	($14,448)	$33,495	($11,836)

(1)	The majority of this amount in 2005 relates to the purchase of a supplier of emergency call systems for the senior living industry. The Company has not yet finalized the purchase accounting associated with this acquisition. The Company completed the purchase accounting associated with the 2004 amount in other identifiable intangible assets.

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the years ended December 31, 2005, 2004 and 2003 was approximately $2.6 million, $2.7 million and $2.5 million, respectively.

Estimated amortization expense for intangible assets over the next five years is as follows (dollars in thousands):

Fiscal Year Ending December 31,	Amount
2006	$2,505
2007	2,146
2008	1,645
2009	1,440
2010	1,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

J.	OTHER NON-RECURRING ITEM

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

This revolving credit agreement matures in July 2007 and, as of December 31, 2005, there was no debt outstanding under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

L.	SEGMENT INFORMATION

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales, marketing and monitoring operations in both the United States and Canada.

Geographic Data

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 2005, 2004 and 2003 and for the years then ended is presented as follows:

(Dollars in thousands)	2005	2004	2003
Net Sales:
United States	$133,906	$116,640	$104,716
Canada	17,246	13,909	11,443

	$151,152	$130,549	$116,159

Net Income:
United States	$16,311	$10,660	$8,785
Canada	1,926	1,839	1,474

	$18,237	$12,499	$10,259

Total Assets:
United States	$136,059	$117,289	$93,238
Canada	15,763	11,759	8,229

	$151,822	$129,048	$101,467

M.	CONTINGENCIES

The Company is subject to complaints, claims and litigation that arise in the normal course of business. Management is not aware of any significant claims that would have a material adverse effect on the financial position or operations of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

N.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 31, 2005 and December 31, 2004:

		Quarter Ended (Unaudited)				Full Year
(Dollars in thousands, except per share data)		Mar 31	Jun 30	Sep 30	Dec 31
2005	Total revenues	$34,989	$36,892	$38,644	$40,627	$151,152
	Gross profit	19,490	20,868	22,256	23,121	85,735
	Net income	3,267	3,403	6,373	5,194	18,237
	Net income per share, diluted	$0.23	$0.23	$0.43	$0.35	$1.24

2004	Total revenues	$30,950	$31,515	$33,105	$34,979	$130,549
	Gross profit	16,258	17,192	19,166	19,462	72,078
	Net income	2,186	2,601	3,228	4,484	12,499
	Net income per share, diluted	$0.16	$0.18	$0.23	$0.31	$0.88

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The following table lists the members of our Board of Directors:

Name	Age	Director Since	Expiration of Term (1)	Other Offices Held
L. Dennis Shapiro (2)(3)(5)	72	1978	2008	Chairman of the Board
Ronald Feinstein	59	1985	2006	President and Chief Executive Officer
Everett N. Baldwin (2)(5)	73	1991	2008	—
S. Ward Casscells, III, M.D. (5)	53	2002	2007	—
Ellen Feingold (3)(4)(5)	75	2003	2006	—
Joseph E. Kasputys (3)(4)(5)	69	1985	2006	—
Carolyn C. Roberts (2)(5)	66	1994	2007	—
Gordon C. Vineyard, M.D. (2)(5)	69	1985	2007	—

(1)	Our Board of Directors is divided into three classes, each having a three-year term of office. The term of one class expires each year. Directors hold office until the Annual Meeting of Shareholders held during the year noted and until their respective successors have been elected and qualified.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

(4)	Member of the Stock Option Plans Committee.

(5)	Member of the Nominating and Corporate Governance Committee.

The following table lists our executive officers:

Name	Age	Title
Ronald Feinstein	59	President, Chief Executive Officer and Director
Ellen R. Berezin	56	Vice President, Human Resources
Mark G. Beucler	40	Vice President, Finance, Chief Financial Officer and Treasurer
Edward M. Bolesky	59	Senior Vice President, Customer Care
Richard M. Reich	58	Senior Vice President and Chief Information Officer
Donald G. Strange	59	Senior Vice President, Sales
Leonard E. Wechsler	48	President, Lifeline Systems Canada and Vice President, Lifeline Systems

There are no family relationships between or among any of our officers or directors.

Mr. Shapiro has been our chairman of the board since 1978 and was our chief executive officer and treasurer from 1978 through December 1988.

Mr. Feinstein has been our president and chief executive officer since January 1993. From August 1992 to January 1993, Mr. Feinstein served as our executive vice president and chief operating officer.

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

Ms. Berezin joined us in March 2001 as vice president, human resources. From July 1997 to March 2001, Ms. Berezin worked at Harvard Vanguard Medical Associates, a physician group practice based in Massachusetts, where she served as vice president, human resources. From November 1995 to June 1997, Ms. Berezin was vice president of Healthsource Massachusetts, a New Hampshire-based HMO.

Mr. Beucler joined us as vice president, finance and corporate controller in April 2002 and became vice president, finance, chief financial officer and treasurer in May 2003. Before joining us, Mr. Beucler served as senior vice president, corporate controller for Thomson Financial. He joined Thomson Financial in 2000 when The Thomson Corporation, the parent company of Thomson Financial, acquired Primark Corporation, a publicly held NYSE-listed company where he served as corporate controller since January 1998 and as director of finance from 1997 to January 1998. From 1995 through 1997, Mr. Beucler was with The Gillette Company. Mr. Beucler is a certified public accountant and previously was an audit manager at Deloitte and Touche.

Mr. Bolesky has been senior vice president, customer care since joining us in May 2002. Prior to joining us, Mr. Bolesky worked for 20 years at New England Business Service, Inc., or NEBS, an international direct marketing and manufacturing organization serving small business customers with printed checks and forms, personalized apparel, retail and shipping supplies and payroll services. Mr. Bolesky held a variety of positions at NEBS, most recently as senior vice president/president-NEBS direct marketing.

Mr. Reich has been our senior vice president, chief information officer since June 2000. He became vice president, chief information officer in September 1999. He had been vice president, technology and advanced services since August 1994. From June 1990 to August 1994, Mr. Reich had served as vice president, product planning and development. He had held the position of vice president, engineering when he joined us in April 1986.

Mr. Strange has been our senior vice president, sales since June 2000. He was vice president, sales and marketing from December 1996 to June 2000. He joined us in February 1993 as vice president, sales.

Mr. Wechsler has been president of Lifeline Systems Canada and vice president of Lifeline since September 2000. He joined us in July 1996 as president of Lifeline Systems Canada when we purchased CareTel, Inc. CareTel provided monitoring services similar to those that we offer.

Audit Committee

The members of our Audit Committee are Messrs. Baldwin (chairman) and Shapiro, Dr. Vineyard and Ms. Roberts. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the rules of the Nasdaq Stock Market. The Board of Directors has also determined that Mr. Baldwin is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Except as reported below, based solely on a review of our records and written representations by the persons required to file these reports, all filing requirements of Section 16(a) were satisfied with respect to our most recent fiscal year.

On December 13, 2005, Ronald Feinstein, our president and chief executive officer, filed a Form 4 reporting the acquisition of 60,000 shares of our common stock that occurred on December 7, 2005. The acquisition related to the grant by our Board of Directors of 60,000 shares of restricted stock pursuant to our 2000 Stock Incentive Plan. The transaction reported on this Form 4 was the only transaction by Mr. Feinstein that was not reported on a timely basis during the fiscal year ended December 31, 2005.

On January 20, 2006, Ellen Feingold, a member of our Board of Directors, filed a Form 5 reporting the acquisition of 150 shares of our common stock that occurred on November 15, 2005. The transaction reported on this Form 5 was the only transaction by Ms. Feingold that was not reported on a timely basis during the fiscal year ended December 31, 2005.

Code of Ethics

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

Executive Compensation

Summary Compensation

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of our Chief Executive Officer and our four other most highly compensated executive officers during the fiscal year ended December 31, 2005 who were serving as executive officers at December 31, 2005 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Awards		Number of Securities Underlying Options/ SARs (1)	All Other Compensation (2)
Ronald Feinstein	2005	$376,667	$495,421	(3)	$2,193,600	(4)	25,000	$3,000
President and Chief	2004	$356,666	$407,558	(3)	—		—	$3,000
Executive Officer	2003	$335,833	$421,600	(3)	$1,854,720	(5)	90,000	$2,700

Richard M. Reich	2005	$211,167	$132,435	(3)	—		14,500	$3,000
Senior Vice	2004	$203,166	$110,780	(3)	—		16,000	$3,000
President and Chief	2003	$195,116	$117,245	(3)	—		16,000	$2,700
Information Officer

Edward M. Bolesky	2005	$194,667	$120,192	(3)	—		14,500	$3,000
Senior Vice President,	2004	$186,666	$103,722	(3)	—		16,000	$3,000
Customer Care	2003	$179,167	$107,400	(3)	—		16,000	$2,700

Donald G. Strange	2005	$188,917	$119,036	(3)	—		14,500	$3,000
Senior Vice President,	2004	$177,417	$94,910	(3)	—		16,000	$3,000
Sales	2003	$170,833	$100,907	(3)	—		16,000	$2,700

Leonard E. Wechsler	2005	$183,944	$426,704	(6)	—		14,500	$3,469
President, Lifeline	2004	$162,825	$146,239	(6)	—		16,000	$3,234
Systems Canada and	2003	$144,026	$158,695	(6)	—		—	$3,007
Vice President, Lifeline Systems, Inc.

(1)	Represents the grant of stock options or stock appreciation rights to purchase common stock.

(2)	Represents our contributions on the executive officer’s behalf to our 401(k) plan (or a Canadian registered retirement savings plan in the case of Mr. Wechsler). For Mr. Wechsler, such amounts have been converted from Canadian dollars to U.S. dollars based on the average exchange rate in effect during the applicable year.

(3)	Represents amounts paid under our Officer Incentive Plan.

(4)	On December 7, 2005, we granted 60,000 shares of restricted stock to Mr. Feinstein pursuant to an amendment to his employment agreement. The dollar amount listed assumes a per share price of $36.56, the closing price of our common stock on December 30, 2005. The restricted stock vests at the rate of one-third of such shares on each of May 1, 2009, May 1, 2010 and May 1, 2011. If we declare any dividends, Mr. Feinstein will receive those dividends paid on the restricted stock.

(5)	On February 13, 2003, we granted 72,000 shares of restricted stock to Mr. Feinstein pursuant to his employment agreement. The dollar amount listed assumes a per share price of $25.76, the closing price of our common stock on December 31, 2004. The restricted stock vests at the rate of one-third of such shares on each of March 1, 2006, March 1, 2007 and March 1, 2008. If we declare any dividends, Mr. Feinstein will receive those dividends paid on the restricted stock.

(6)	Represents amounts paid in accordance with Mr. Wechsler’s employment agreement. Such amounts have been converted from Canadian dollars to U.S. dollars based on the average exchange rate in effect during the applicable year.

Option/SAR Grants

The following table sets forth certain information concerning grants of stock options and stock appreciation rights (“SARs”) made during the fiscal year ended December 31, 2005 to each of our Named Executive Officers.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Options/SARs Granted (2)		Percent of Total Options/SARs Granted To Employees in Fiscal Year	Exercise or Base Price (per share)	Expiration Date	5%	10%
Ronald Feinstein	25,000	(3)	7.09%	$26.46	2/02/12	$269,297	$627,576
Richard M. Reich	14,500	(4)	4.11%	$26.46	2/02/12	$156,192	$363,994
Edward M. Bolesky	14,500	(4)	4.11%	$26.46	2/02/12	$156,192	$363,994
Donald G. Strange	14,500	(4)	4.11%	$26.46	2/02/12	$156,192	$363,994
Leonard E. Wechsler	14,500	(4)	4.11%	$26.46	2/02/12	$156,192	$363,994

(1)	Amounts represent hypothetical gains that could be achieved for the respective options or SARs if exercised at the end of the option or SAR term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options or SARs were granted to their expiration date. Actual gains, if any, on stock option or SAR exercises will depend on the future performance of our common stock and the date on which the options or SARs are exercised.

(2)	Under the terms of our 2000 Stock Incentive Plan, our Stock Option Plans Committee retains discretion, subject to limits set forth in the plan, to modify the terms of outstanding options or SARs. The options and SARs were granted for a term of seven years, subject to earlier termination in certain events related to termination of employment.

(3)	Exercisable in 16 quarterly installments beginning on May 2, 2005.

(4)	Exercisable in installments beginning one year after the date of grant, with one-third of the shares covered thereby becoming exercisable at that time and an additional one-third of the shares covered thereby becoming exercisable on each of the next two anniversaries of the date of grant.

Option/SAR Exercises and Year-End Values

The following table sets forth certain information concerning each exercise of stock options or SARs during the fiscal year ended December 31, 2005 by each of our Named Executive Officers and the number and value of unexercised options or SARs held by each of our Named Executive Officers on December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End (1)
Name			Exercisable/Unexercisable		Exercisable/Unexercisable
Ronald Feinstein	—	—	290,107	110,313	$7,854,298	$2,534,058
Richard M. Reich	29,000	$723,151	84,823	30,499	$2,164,018	$457,205
Edward M. Bolesky	15,000	$249,057	51,001	30,499	$1,160,500	$457,205
Donald G. Strange	32,700	$687,766	42,563	30,499	$1,004,199	$457,205
Leonard E. Wechsler	—	—	32,334	25,166	$775,366	$319,494

(1)	Based on the fair market value of the Common Stock on December 30, 2005, which was $36.39, less the option exercise price.

Executive Employment Agreements

Feinstein Employment Agreement with Philips Electronics North America Corporation

In connection with the execution of the Merger Agreement, on January 18, 2006, Philips Electronics North America Corporation, a wholly owned subsidiary of Philips (“PENAC”), entered into an employment agreement with Mr. Feinstein which will become effective on the effective date of the Merger (the “Start Date”). Pursuant to the employment agreement, Mr. Feinstein will serve as our Chief Executive Officer and as Executive Vice President of Philips Domestic Appliances and Personal Care for a term of five years beginning on the Start Date. Mr. Feinstein has agreed to remain with us through the consummation of the Merger, at which time the employment agreement we previously entered into with Mr. Feinstein, which is described below, will terminate and be superceded by this employment agreement with PENAC.

Pursuant to the employment agreement, PENAC will pay Mr. Feinstein an annual base salary of at least $430,000. The employment agreement also provides for Mr. Feinstein to receive (i) an annual cash bonus determined in accordance with PENAC’s bonus policies, with a target bonus payment of at least 60% of Mr. Feinstein’s base salary, which we refer to as the target bonus, (ii) a cash performance bonus for each of the 2006 and 2007 fiscal years based on our achievement of certain target levels of earnings before interest and taxes and certain retention goals, with a target bonus payment of $400,000 per year (the “Cash Performance Bonus”), and (iii) a cash retention bonus of $600,000 if Mr. Feinstein remains employed by PENAC through the third anniversary of the Start Date and meets certain other specified retention goals (the “Cash Retention Bonus”). In addition, Mr. Feinstein will be awarded 18,000 shares of restricted stock of Philips, which will vest in three equal installments on the first, second and third anniversaries of the date of grant, and a stock option to purchase 54,000 shares of common stock of Philips, which will vest on the third anniversary of the date of grant.

If Mr. Feinstein’s employment is terminated without “cause” (as defined in the new employment agreement) during the term of the employment agreement, he will receive the following benefits: (i) his base salary for the remainder of the term of the employment agreement, or six months if greater, (ii) a prorated target bonus based on the portion of the year worked during the fiscal year in which termination occurs, (iii) if termination occurs prior to the end of PENAC’s 2006 fiscal year, $800,000 in respect of the 2006 and 2007 Cash Performance Bonus, (iv) if termination occurs prior to the end of PENAC’s 2007 fiscal year, $400,000 in respect of the 2007 Cash Performance Bonus, (v) the unpaid amount of the Cash Retention Bonus, (vi) if termination occurs prior to the third anniversary of the Start Date, $150,000, and (vii) reimbursement for COBRA premiums for up to eighteen months. Mr. Feinstein has agreed not to compete with PENAC in the field of consumer health and wellness or to solicit any of PENAC’s employees or clients during the 24-month period following the termination of his employment.

Feinstein Employment Agreement with Lifeline

On May 1, 2003, we entered into an employment agreement with Mr. Feinstein for the position of our President and Chief Executive Officer, which was amended on January 6, 2006. The term of the agreement ends on May 1, 2011, with annual extensions thereafter; however, this agreement will be superceded on the effective date of the Merger by the agreement described above. Pursuant to the amendment to the agreement, on March 1, 2006, Mr. Feinstein’s annual base salary will increase from $380,000 to $410,000, subject to annual review. In addition, Mr. Feinstein is eligible to receive a bonus equal to 60% of his base salary if we achieve the annual profit performance plan goals adopted by our Board of Directors. If we fail to meet or exceed such goals, Mr. Feinstein is eligible to receive a bonus of less than or greater than 60% of his base salary, respectively. In connection with entering into the employment agreement, in 2003, we granted Mr. Feinstein 72,000 shares of restricted stock and a non-statutory stock option to purchase 90,000 shares of our common stock. Both the restricted stock and the stock options are subject to vesting at the rate of one-third of such shares on the third anniversary of the date of grant, one-third on the fourth anniversary of the date of grant and one-third on the fifth anniversary of the date of grant. In addition, in connection with entering into the amendment to the employment agreement, we granted Mr. Feinstein an additional 60,000 shares of restricted stock, which will vest at the rate of one-third of such shares on each of May 1, 2009, May 1, 2010 and May 1, 2011.

Under the terms of the employment agreement, upon a change of control of us, Mr. Feinstein’s unvested stock options would vest in full. Unvested restricted stock held by Mr. Feinstein would vest upon a change of control only if the change of control share price is greater than the share price of the restricted stock at the time it was granted to Mr. Feinstein. In the event that Mr. Feinstein is terminated without cause, Mr. Feinstein would be entitled to two years’ base salary, based on his salary in effect as of the date of termination, plus two years’ annual cash bonus, based on the average of the two prior years. Mr. Feinstein would also receive benefits, such as medical and dental insurance, for a twenty-four month period following the date of termination. In the event of termination without cause, all of Mr. Feinstein’s then unvested stock options would vest, but only those shares of restricted stock that would vest within the twelve-month period following the date of termination would become vested.

Wechsler Employment Agreement with Lifeline

Pursuant to the terms of an employment agreement, effective as of January 1, 2000, between Leonard E. Wechsler and Lifeline Systems Canada, Inc., a subsidiary of ours (“Lifeline Canada”), Mr. Wechsler became President of Lifeline Canada. Pursuant to the terms of Mr. Wechsler’s employment agreement, Mr. Wechsler is eligible to receive an annual performance bonus in accordance with the terms set forth in his employment agreement. In addition, Mr. Wechsler is eligible to receive an annual cash bonus based on his achievement of objectives set by our Chief Executive Officer and Mr. Wechsler at the beginning of the year. Mr. Wechsler is also eligible to receive a long-term performance bonus based on three-year revenue and income goals covering the term of the agreement. Mr. Wechsler’s employment agreement was amended on January 1, 2003. Mr. Wechsler’s agreement contains change of control provisions that provide for a lump sum payment to him if, within two years of a change of control of Lifeline Canada, Mr. Wechsler’s employment is terminated without cause by Lifeline Canada or its successor or Mr. Wechsler terminates his employment for certain reasons. These change of control provisions survive the expiration of the agreement so long as Mr. Wechsler is employed by Lifeline Canada.

Change of Control Agreements

Each of our executive officers, other than Messrs. Feinstein and Wechsler, has entered into an agreement with Lifeline that provides that, if within 12 months of a change of control of Lifeline, such officer’s employment is terminated without cause or the officer terminates his or her employment with Lifeline due to a significant change in responsibilities or condition of employment, then such officer would be entitled to receive a payment equal to one year’s base salary then being paid to him or her.

Compensation of Directors

For the fiscal year ended December 31, 2005, each of our directors who was not also an employee received (i) an annual retainer of $12,000, (ii) a fee equal to $1,000 for each meeting of the Board of Directors that the non-employee director attended (either in person or by telephone), and (iii) $500 for each committee meeting that the non-employee director attended (either in person or by telephone), although no additional fee was paid for attendance at a committee meeting that was on the same day as a meeting of the Board of Directors. The Chairman of the Board also received an annual fee of $12,500 and the Chairmen of the Audit and Compensation Committees also each received an annual fee of $3,500.

In addition, our 2000 Stock Incentive Plan provides that, on the sixth business day of each calendar year, each non-employee director will receive a stock option to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. Grants made prior to January 10, 2006 vest as to one-third of the underlying shares on the date of grant, and vest as to an additional one-third of the underlying shares on each of the first two anniversaries of the date of grant. The grants made on January 10, 2006 and all future grants vest in sixteen quarterly installments beginning on the three-month anniversary of the date of grant.

We also reimburse our non-employee directors for reasonable out-of-pocket expenses incurred in attending Board or committee meetings.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee for the fiscal year ended December 31, 2005 were Messrs. Kasputys and Shapiro and Ms. Feingold. No member of our Compensation Committee was at any time during the fiscal year ended December 31, 2005 an officer or employee of us or any of our subsidiaries, nor has any member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. Mr. Shapiro was our Chief Executive Officer and Treasurer from 1978 through December 1988.

None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of our Compensation Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information, as of February 15, 2006, unless otherwise indicated, with respect to the beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our current directors and executive officers as a group. The number of shares of common stock beneficially owned by each 5% shareholder, director or executive officer is determined under Section 13 of the Exchange Act and the rules promulgated thereunder by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission that the named shareholders are direct or indirect beneficial owners of such shares. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed. For each named shareholder and for all directors and executive officers as a group, the share amounts include those shares as to which such person had a right to acquire beneficial ownership by exercising stock options or SARs as of February 15, 2006, or within 60 days following that date as follows: Mr. Baldwin, 7,291 shares; Mr. Bolesky, 66,501 shares; Dr. Casscells, 33,692 shares; Ms. Feingold, 27,292 shares; Mr. Feinstein, 321,670 shares; Mr. Kasputys, 65,292 shares; Mr. Reich, 100,323 shares; Ms. Roberts, 65,292 shares; Mr. Shapiro, 55,292 shares; Mr. Strange, 58,063 shares; Dr. Vineyard, 65,292 shares; Mr. Wechsler, 42,501 shares; and all directors and executive officers as a group, 1,009,136 shares. The share amounts also include shares beneficially owned by certain executive officers through participation in our 401(k) plan, as to which shares such person exercises sole investment and voting power.

The address of each of the directors and executive officers listed below is c/o Lifeline Systems, Inc., 111 Lawrence Street, Framingham, MA 01702.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding (1)

Pequot Capital Management, Inc. (2) 500 Nyala Farm Road Westport, CT 06880	1,529,250	10.7%

L. Dennis Shapiro (3)	1,239,580	8.7%

T. Rowe Price Associates, Inc. (4) 100 E. Pratt Street Baltimore, MD 21202	938,520	6.6%

Ronald Feinstein	485,705	3.3%

Richard M. Reich (5)	125,770	*

Joseph E. Kasputys	128,592	*

Donald G. Strange	64,819	*

Gordon C. Vineyard, M.D.	82,894	*

Leonard E. Wechsler	46,261	*

Carolyn C. Roberts	66,292	*

Everett N. Baldwin (6)	59,292	*

Edward M. Bolesky	71,004	*

S. Ward Casscells, III, M.D.	33,692	*

Ellen Feingold	27,442	*

All directors and executive officers as a group (14 persons) (7)	2,536,410	16.6%

*	Less than 1% of the outstanding stock

(1)	Number of shares deemed outstanding includes 14,232,398 shares outstanding as of February 15, 2006, plus any shares subject to options or SARs held by the named person or entity that are currently exercisable or exercisable within 60 days after February 15, 2006.

(2)	Represents holdings as of December 31, 2005 based on a Form 13F filed with the SEC on February 14, 2006.

(3)	Includes the following shares, as to all of which Mr. Shapiro disclaims beneficial ownership: 71,624 shares held by Mr. Shapiro’s wife and 491,714 shares held in various trusts of which Mr. Shapiro and/or his wife are trustees.

(4)

Represents holdings as of December 31, 2005 based on an amendment to Schedule 13G filed with the SEC on February 14, 2006. These securities are owned by various individual and institutional investors, which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5)	Includes 15,668 shares owned by Mr. Reich jointly with his wife.

(6)	Includes 52,001 shares held by the Everett N. Baldwin Revocable Trust of 1997.

(7)	Includes 27,863 shares beneficially owned by such persons through our 401(k) plan as to which such persons possess sole investment and voting power.

If our shareholders approve the Merger at the special meeting of shareholders to be held on March 21, 2006 and the Merger is consummated, we would become an indirect, wholly owned subsidiary of Philips and we would cease to be a publicly traded company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	1,716,351	$15.13	571,139	(2)
Equity compensation plans not approved by security holders (3)	73,598	$5.04	—
Total	1,789,949	$14.72	571,139	(2)

(1)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2005, shares issuable under the 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, SARs, performance shares or other equity-based awards.

(2)

Includes 193,394 shares issuable under our 2005 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period, which ends on May 31, 2006. The number of shares issuable in connection with any offering period is not determinable until the last day of the offering period, but we estimate that approximately 7,300 shares of Common Stock will be issuable in connection with the current offering period. This estimate is based on (a) initial employee participation, (b) the amounts withheld from each employee’s first paycheck during the offering period and (c) the price of the Common Stock on the first day of the offering period. Also includes 377,745 shares available for issuance under the 2000 Stock Incentive Plan. Under the

2000 Stock Incentive Plan, the number of shares issuable is automatically increased every January 1 by an amount equal to the least of (i) 500,000 shares of Common Stock, (ii) 2.5% of the outstanding shares on such date or (iii) an amount determined by our Board of Directors. In addition, the aggregate number of shares available for the grant of options to non-employee directors is automatically increased every January 1 by the number necessary to cause the total number of shares then available for non-employee directors to be restored to 90,000.

(3)	Our 2000 Employee Stock Option Plan, which was terminated on April 4, 2001, is the only plan that we administer that was not approved by our shareholders.

ITEM 13.	Certain Relationships and Related Transactions

None

ITEM 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

Fee Category	2005	2004
Audit Fees	$480,999	$629,458
Audit-Related Fees	$—	$—
Tax Fees	$127,120	$323,477
All Other Fees	$—	$—

Total Fees	$608,119	$952,935

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during the fiscal years indicated above. In addition, for the fiscal year ended December 31, 2004, includes an additional $57,573 for audit fees for filings with the SEC.

Audit-Related Fees. No services were provided by PricewaterhouseCoopers LLP in this category for the fiscal years ended December 31, 2005 and December 31, 2004.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax consultations and tax planning. For the fiscal year ended December 31, 2005, the following fees were billed by PricewaterhouseCoopers LLP in this category: $57,120 for services related to tax consulting and tax planning and $70,000 as tax fees related to one of the Company’s business acquisitions. For the fiscal year ended December 31, 2004, the following fees were billed by PricewaterhouseCoopers LLP in this category: $9,500 for services related to tax compliance, $153,740 for services related to tax consulting and tax planning and $160,237 as tax fees related to one of our business acquisitions.

All Other Fees. No services were provided by PricewaterhouseCoopers LLP in this category for the fiscal years ended December 31, 2005 and December 31, 2004.

Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm

Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next twelve months. Any such pre-approval must be detailed as to the particular service or type of services to be provided and must also generally be subject to a maximum dollar amount.

Our Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by the chairman of our Audit Committee pursuant to this delegated authority must be reported on at the next meeting of the Audit Committee.

During the fiscal year ended December 31, 2005, no services were provided to us by PricewaterhouseCoopers LLP or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following consolidated financial statements of Lifeline Systems, Inc. and the report of independent auditors relating thereto, are set forth in Item 8 of this Annual Report on Form 10-K on the pages indicated.

Financial Statement Schedule

The following financial statement schedule of Lifeline Systems, Inc. is filed herewith on the page indicated below.

Page
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	83

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

Exhibits

The Exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index, which appears on pages 79 through 82 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELINE SYSTEMS, INC.

March 15, 2006	By:	/s/ Ronald Feinstein
Date		Ronald Feinstein
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ L. Dennis Shapiro L. Dennis Shapiro	Chairman of the Board	March 15, 2006

/s/ Ronald Feinstein Ronald Feinstein	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2006

/s/ Mark G. Beucler Mark G. Beucler	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/s/ Everett N. Baldwin Everett N. Baldwin	Director	March 15, 2006

/s/ Joseph E. Kasputys Joseph E. Kasputys	Director	March 15, 2006

/s/ Carolyn C. Roberts Carolyn C. Roberts	Director	March 15, 2006

/s/ Gordon C. Vineyard Gordon C. Vineyard	Director	March 15, 2006

/s/ S. Ward Casscells S. Ward Casscells	Director	March 15, 2006

/s/ Ellen Feingold Ellen Feingold	Director	March 15, 2006

EXHIBIT INDEX

The following exhibits are, as indicated below, either filed herewith or have previously been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.	Exhibit	SEC Document Reference
Exhibit 3.	Articles of Incorporation and Bylaws

3.1	Restated Articles of Organization of the Registrant, as amended	10-Q for the quarter ended June 30, 2005 Exhibit 3.1

3.2	Amended and Restated Bylaws of the Registrant, as amended	10-Q for the quarter ended June 30, 2005 Exhibit 3.2

Exhibit 4.	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate	2004 10-K Exhibit 4.1

4.2	Rights Agreement between the Registrant and Registrar and Transfer Company, as Rights Agent, dated November 19, 2004	Form 8-A/A filed December 10, 2004 Exhibit 4

Exhibit 10.	Material Contracts

10.01+	Medical Expense Reimbursement Plan	Form S-1 (File No. 2-84060) Exhibit 10.21

10.02+	1991 Stock Option Plan	1990 10-K Exhibit 10.37

10.03+	Amendment No. 1 to the Registrant’s 1991 Stock Option Plan	1996 10-K Exhibit 10.41

10.04	Form of Nonstatutory Stock Option Agreement for the Registrant’s 1991 Stock Option Plan	1992 10-K Exhibit 10.32

10.05	Form of Special Nonstatutory Stock Option Agreement for the Registrant’s 1991 Stock Option Plan	1992 10-K Exhibit 10.33

10.06+	1994 Stock Option Plan	1994 10-K Exhibit 10.48

10.07+	Amendment No. 1 to the Registrant’s 1994 Stock Option Plan	1996 10-K Exhibit 10.42

10.08	Form of Nonstatutory Stock Option Agreement for the Registrant’s 1994 Stock Option Plan	1994 10-K Exhibit 10.49

10.09	Form of Special Nonstatutory Stock Option Agreement for the Registrant’s 1994 Stock Option Plan	1994 10-K Exhibit 10.50

Exhibit No.	Exhibit	SEC Document Reference
Exhibit 10.	Material Contracts (cont.)

10.10+	2000 Stock Incentive Plan, as amended	8-K dated December 7, 2005

10.11	Form of Nonstatutory Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan	10-Q for the quarter ended September 30, 2004 Exhibit 10.1

10.12	Form of Incentive Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan	10-Q for the quarter ended September 30, 2004 Exhibit 10.2

10.13	Form of Non-Employee Director Nonstatutory Stock Option Agreement for the Registrant’s 2000 Stock Incentive Plan	10-Q for the quarter ended September 30, 2004 Exhibit 10.3

10.14+	2000 Employee Stock Option Plan	10-Q for the quarter ended June 30, 2000 Exhibit 10.73

10.15+	2005 Employee Stock Purchase Plan	8-K dated May 18, 2005

10.16	Lease Agreement between the Registrant and Bishop/Clark Associates Limited Partnership dated November 11,1997	1997 10-K Exhibit 10.44

10.17	First Amendment to Lease Agreement between the Registrant and Bishop/Clark Associates Limited Partnership dated June 30, 1998	10-Q for the quarter ended June 30, 1998 Exhibit 10.52

10.18	Second Amendment to Lease Agreement between the Registrant and Bishop/Clark Associates Limited Partnership dated November 18, 1999	1999 10-K Exhibit 10.67

10.19	Lease Agreement between the Registrant and Clark’s Hill, LLC dated June 21, 2002	10-Q for the quarter ended June 30, 2002 Exhibit 10.04

10.20	Notice of Lease Amendment between the Registrant and Clark’s Hill, LLC dated March 12, 2004	10-Q for the quarter ended June 30, 2004 Exhibit 10.2

10.21+	Restricted Stock Agreement between the Registrant and Ronald Feinstein dated February 12, 2003	10-Q for the quarter ended March 31, 2003 Exhibit 10.1

10.22+	Nonstatutory Stock Option Agreement between the Registrant and Ronald Feinstein dated February 13, 2003	10-Q for the quarter ended March 31, 2003 Exhibit 10.2

10.23+	Employment and Noncompetition Agreement between the Registrant and Ronald Feinstein dated May 1, 2003	10-K for the year ended December 31, 2003

Exhibit No.	Exhibit	SEC Document Reference
Exhibit 10.	Material Contracts (cont.)

10.24+	First Amendment to Employment and Noncompetition Agreement between the Registrant and Ronald Feinstein dated January 6, 2006	8-K dated January 6, 2006

10.25+	Stock Appreciation Right Agreement evidencing the grant by the Registrant to Ronald Feinstein on February 2, 2005	8-K dated August 18, 2005

10.26+	Restricted Stock Agreement evidencing the grant by the Registrant to Ronald Feinstein on December 7, 2005.	8-K dated January 6, 2006

10.27+	Employment Agreement between Leonard Wechsler and Lifeline Systems Canada, Inc. dated March 3, 2003	2002 10-K Exhibit 10.35

10.28+	Form of Change of Control Agreement between the Registrant and each of Richard Reich, Donald Strange and Dennis Hurley	1997 10-K Exhibit 10.49

10.29+	Form of Change of Control Agreement between the Registrant and each of Ellen Berezin, Mark Beucler and Edward Bolesky	2004 10-K Exhibit 10.26

10.30	Tax Increment Financing Agreement between the Registrant, the Town of Framingham and Bishop 108 Associated limited Partnership dated October 25, 2000	2000 10-K Exhibit 10.74

10.31	Revolving Credit Agreement between the Registrant and Citizens Bank of Massachusetts dated August 28, 2002	10-Q for the quarter ended September 30, 2002 Exhibit 10.1

10.32	First Amendment to Revolving Credit Agreement dated February 1, 2004	10-Q for the quarter ended September 30, 2004 Exhibit 10.3

10.33	Second Amendment to Revolving Credit Agreement dated July 15, 2004	10-Q for the quarter ended June 30, 2004 Exhibit 10.1

10.34	Third Amendment to Revolving Credit Agreement, Joinder, Limited Consent and Waiver dated December 9, 2004	2004 10-K Exhibit 10.31

10.35	Asset Purchase Agreement between the Registrant and March Networks Corporation dated July 16, 2003	10-Q for the quarter ended September 30, 2003 Exhibit 10.1

*10.36	Purchase and Sale Agreement dated November 19, 2003 between the	2004 10-K Exhibit 10.37

Exhibit No.	Exhibit	SEC Document Reference
Exhibit 10.	Material Contracts (cont.)

Registrant and De Lage Landen Financial Services

10.37	Agreement and Plan of Share Exchange dated October 25, 2004	8-K dated October 25, 2004

10.38	Agreement and Plan of Merger, dated as of January 18, 2006, among the Registrant, Koninklijke Philips Electroncs, N.V. and DAP Merger Sub, Inc.	8-K dated January 19, 2006

*10.39+	2005 Officer Incentive Plan	2004 10-K Exhibit 10.34

*10.40+	2006 Officer Incentive Plan	Filed herewith

10.41+	Compensatory Arrangements with Executive Officers	Filed herewith

10.42+	Compensatory Arrangements with Non-Employee Directors	Filed herewith

Exhibit 21.	Subsidiaries

21.1	Subsidiaries of the Registrant	filed herewith

Exhibit 23.	Consents of Experts and Counsel

23.1	Consent of PricewaterhouseCoopers LLP	filed herewith

Exhibit 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

Exhibit 32.	Section 1350 Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

LIFELINE SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs & Expenses	Deductions(1)	Balance at End of Year
2005 Allowance for doubtful receivables:
Trade accounts receivable	$621	$397	$540	$478
Lease receivables	20	—	—	20

Total	$641	$397	$540	$498

2004 Allowance for doubtful receivables:
Trade accounts receivable	$470	$436	$285	$621
Lease receivables	358	—	338	20

Total	$828	$436	$623	$641

2003 Allowance for doubtful receivables:
Trade accounts receivable	$329	$348	$207	$470
Lease receivables	134	224	—	358

Total	$463	$572	$207	$828

(1)	Uncollectible accounts and adjustments.